Form 10-Q
period 1995-03-31
GREAT EASTERN ENERGY & DEVELOPMENT CORP
filed 1995-05-12
CIK 352871

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                               OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the transition period from _____ to _____

     Commission File No. 2-72232

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

COMMONWEALTH OF VIRGINIA                          54-1082057
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                Identification No.)

              5990 Greenwood Plaza Blvd., Suite 116
                    Englewood, Colorado 80111
            (Address of principal executive offices)

Issuer's telephone number: (303) 773-6016

                          NONE
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.10 par value                18,844,245
_______________________________________________________________
           Class                  Outstanding at April 30, 1995

Transitional Small Business Disclosure Format:  Yes ___  No _X_

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                             INDEX

                                                       Page
                                                      Number
PART I.  Financial Information

  Item 1. - Financial statements

     Consolidated Balance Sheet.......................  3

     Consolidated Statement of Operations.............  4

     Consolidated Statement of Cash Flows.............  5

     Notes to Consolidated Financial Statements.......  6

  Item 2. - Management's Discussion and Analysis of
            Financial Condition and Result of
            Operations................................  7

PART II. Other Information............................  9

         Signature.................................... 10

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

                                           March 31,
                                              1995    December 31,
                                             (Unaudited)   1994
                    ASSETS                      (In thousands)
CURRENT ASSETS
 Cash.........................................  $   150      $ 272
 Certificates of deposit......................      307        307
 Receivables, net of allowance for doubtful
  accounts of $236,000 in 1995 and 1994.......      266        268
 Prepaid expenses and other current assets....       16         22
                                                 ______     ______
     Total current assets.....................      739        869
                                                 ______     ______
OIL AND GAS PROPERTIES, at cost (accounted
 for using the successful efforts method)
  Proved oil and gas properties...............    9,535      9,512
  Undeveloped leaseholds......................      135        135
  Pipeline equipment..........................    1,300      1,246
  Equipment inventory.........................       43         23
  Properties held under installment sales.....    2,263      2,259
                                                 ______     ______
                                                 13,276     13,175
  Less accumulated depreciation, depletion,
   amortization and impairment................  (10,344)   (10,225)
                                                 ______     ______
                                                  2,932      2,950
                                                 ______     ______
OTHER ASSETS..................................      276        285
                                                 ______     ______
                                                 $3,947     $4,104
                                                 ======     ======

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable................................   $   15     $   18
 Accounts payable and accrued expenses........       94        103
                                                 ______     ______
     Total current liabilities................      109        121
                                                 ______     ______
NOTES PAYABLE.................................       49         46
                                                 ______     ______
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
 Preferred stock, $10.00 par value, 4,000,000
  shares authorized, none issued or outstanding
 Common stock, $.10 par value, 40,000,000
  shares authorized, 18,844,245 shares issued
  and outstanding.............................    1,884      1,884
 Additional paid-in capital...................   29,242     29,242
 Accumulated deficit..........................  (27,292)   (27,144)
 Notes receivable - officers..................      (45)       (45)
                                                 ______     ______
                                                  3,789      3,937
                                                 ______     ______
                                                 $3,947     $4,104
                                                 ======     ======

           The accompanying notes are an integral part of the consolidated financial statements.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)
                                                 Three Months
                                                Ended March 31,
                                              1995          1994
                                            (In thousands, except
                                              per share amounts)
REVENUES
 Oil and gas sales........................  $  147        $  131
 Gas transmission sales...................     236           423
 Installment sales income, net............      28           103
 Interest and other income................       4             2
                                            ______        ______
                                               415           659
                                            ______        ______
EXPENSES
 Production costs.........................      61            73
 Cost of gas transmission.................     272           328
 Depletion, depreciation and amortization.      49            53
 General and administrative...............     180           165
                                            ______        ______
                                               562           619
                                            ______        ______
NET INCOME (LOSS).........................  $ (147)       $   40
                                            ======        ======
NET INCOME (LOSS) PER SHARE...............  $ (.01)       $  .00
                                            ======        ======

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................  18,844        18,844
                                            ======        ======

           The accompanying notes are an integral part of the consolidated financial statements.


GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                                   Three Months
                                                  Ended March 31,
                                                1995          1994
                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)........................... $ (147)       $   40
 Adjustments to reconcile net income (loss)
  to net cash provided by (used for) operating
  activities:
   (Increase) decrease in accounts receivable.     2          (163)

   Decrease in other current assets..........      6             7
   Depletion, depreciation and amortization..     49            53
   Depletion, depreciation and amortization
    charges against installment sales income.     77           100
   Increase (decrease) in accounts payable
    and accrued expenses.....................     (9)           60
                                              ______        ______
     Net cash provided by (used for)
      operating activities...................    (22)           97
                                              ______        ______
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to oil and gas properties.........   (100)         (125)
 Increase in other assets....................      0           (11)
                                              ______        ______
     Net cash used for investing activities..   (100)         (136)
                                              ______        ______
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt..........................                   (1)
                                              ______        ______
DECREASE IN CASH.............................   (122)          (40)

CASH AT BEGINNING OF PERIOD..................    272            83
                                              ______        ______
CASH AT END OF PERIOD........................ $  150        $   43
                                              ======        ======

           The accompanying notes are an integral part of the consolidated financial statements.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of Great Eastern Energy and Development Corporation and Subsidiaries ("Great Eastern" or the "Company"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These financial statements should be read in conjunction with Great Eastern's December 31, 1994 audited consolidated financial statements and notes thereto included in Form 10-KSB.

     The consolidated financial statements include the accounts of Great Eastern and its wholly-owned subsidiaries, Patton Oil Co., Zoandra Petroleum, Inc. and Sycamore Valley Gathering, Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

     First Quarter 1995 Compared to First Quarter 1994. The Company's first quarter of fiscal 1995 operations reflected a net loss of $147,000 as compared to net income of $40,000 for the corresponding quarter of fiscal 1994. Increased sales volumes from oil properties under waterflood have resulted in increased profits from oil and gas operations of $86,000 in the first quarter of fiscal 1995 as compared to $58,000 for the corresponding quarter of fiscal 1994.

     A decrease in production volumes from coalbed methane gas wells coupled with a decrease in product prices have contributed to a decline in gas transmission sales. Consequently, the volume and price decreases have resulted in a loss of $36,000 from natural gas transmission operations for the first quarter of fiscal 1995 as compared to a profit of $91,000 for the corresponding quarter of fiscal 1994.

     Installment sales income of $28,000, net of depreciation, depletion and amortization of $77,000, is reflected in the first quarter of fiscal 1995 consolidated statement of operations as compared to installment sales income of $103,000, net of depreciation, depletion and amortization of $100,000 for the corresponding quarter of fiscal 1994. The decrease in installment sales income resulted from a decrease in production volumes from coalbed methane gas wells.

Current Operations

     Since January 1, 1995, the Company has installed a second waterflood in the SW Wil Field, Edwards County, Kansas and drilled a salt water disposal well in southeastern Kansas.

Liquidity and Capital Resources

     Working Capital. The Company had working capital of $630,000 and $748,000 at March 31, 1995 and December 31, 1994, respectively. The Company has no bank debt and no oil and gas properties are pledged as collateral. Management believes that the Company's liquidity is adequate to meet operating activities for fiscal 1995. Oil and gas development activities will be funded solely from excess cash generated from operations and from proceeds generated from the installment sale of certain southeastern Kansas coalbed methane gas properties.

     Future Operations. Some selected developmental drilling for gas may be conducted in Kansas. No exploratory wells are scheduled to be drilled in 1995.

     Other. On September 26, 1994, the Company retained the services of Kirkpatrick Energy Associates, Inc. ("Kirkpatrick"), an investment banking firm, to evaluate options available to the Company to maximize shareholder value, including a possible sale of the Company. To date, Kirkpatrick has not presented any recommendations to the Company and its Board of Directors. There is no assurance that any action or a possible sale will occur.

                   PART II - OTHER INFORMATION


Items 1 through 6 are not applicable.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GREAT EASTERN ENERGY AND
                               DEVELOPMENT CORPORATION
                                   (Registrant)


Date:  May 10, 1995            By: /s/DONALD G. JUMPER
                                   Donald G. Jumper
                                   Chief Executive Officer, Presi
                                   dent, Chief Financial and Ac
                                   counting Officer and Director