Form 10-Q
period 1995-06-30
GREAT EASTERN ENERGY & DEVELOPMENT CORP
filed 1995-08-11
CIK 352871

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

              5990 Greenwood Plaza Blvd., Suite 127
             Greenwood Village, Colorado 80111-4708
            (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.10 par value                18,844,245
_______________________________________________________________
           Class                  Outstanding at July 31, 1995

Transitional Small Business Disclosure Format:  Yes ___  No _X_

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                             INDEX

                                                       Page
                                                      Number
PART I.  Financial Information

  Item 1. - Financial statements

     Consolidated Balance Sheet.......................  3

     Consolidated Statement of Operations.............  4

     Consolidated Statement of Cash Flows.............  6

     Notes to Consolidated Financial Statements.......  7

  Item 2. - Management's Discussion and Analysis of
            Financial Condition and Result of
            Operations................................  8

PART II. Other Information............................ 10

         Signature.................................... 11

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

                                             June 30,
                                              1995    December 31,
                                             (Unaudited)   1994
                    ASSETS                      (In thousands)
CURRENT ASSETS
 Cash.........................................  $    52      $ 272
 Certificates of deposit......................      307        307
 Receivables, net of allowance for doubtful
  accounts of $236,000 in 1995 and 1994.......      341        268
 Prepaid expenses and other current assets....       62         22
                                                 ______     ______
     Total current assets.....................      762        869
                                                 ______     ______
OIL AND GAS PROPERTIES, at cost (accounted
 for using the successful efforts method)
  Proved oil and gas properties...............    9,572      9,512
  Undeveloped leaseholds......................      135        135
  Pipeline equipment..........................    1,303      1,246
  Equipment inventory.........................       41         23
  Properties held under installment sales.....    2,263      2,259
                                                 ______     ______
                                                 13,314     13,175
  Less accumulated depreciation, depletion,
   amortization and impairment................  (10,464)   (10,225)
                                                 ______     ______
                                                  2,850      2,950
                                                 ______     ______
OTHER ASSETS..................................      272        285
                                                 ______     ______
                                                 $3,884     $4,104
                                                 ======     ======

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable................................   $   16     $   18
 Accounts payable and accrued expenses........       96        103
                                                 ______     ______
     Total current liabilities................      112        121
                                                 ______     ______
NOTES PAYABLE.................................       46         46
                                                 ______     ______
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
 Preferred stock, $10.00 par value, 4,000,000
  shares authorized, none issued or outstanding
 Common stock, $.10 par value, 40,000,000
  shares authorized, 18,844,245 shares issued
  and outstanding.............................    1,884      1,884
 Additional paid-in capital...................   29,242     29,242
 Accumulated deficit..........................  (27,355)   (27,144)
 Notes receivable - officers..................      (45)       (45)
                                                 ______     ______
                                                  3,726      3,937
                                                 ______     ______
                                                 $3,884     $4,104
                                                 ======     ======

           The accompanying notes are an integral part of the consolidated financial statements.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)
                                                 Three Months
                                                Ended June 30,
                                              1995          1994
                                            (In thousands, except
                                              per share amounts)
REVENUES
 Oil and gas sales........................  $  157        $  180
 Gas transmission sales...................     237           363
 Installment sales income, net............      10            36
 Interest and other income................      25            (3)
                                            ______        ______
                                               429           576
                                            ______        ______
EXPENSES
 Production costs.........................      68            84
 Cost of gas transmission.................     254           316
 Depletion, depreciation and amortization.      52            52
 General and administrative...............     119           155
                                            ______        ______
                                               493           607
                                            ______        ______
NET INCOME (LOSS).........................  $  (64)       $  (31)
                                            ======        ======
NET INCOME (LOSS) PER SHARE...............  $ (.00)       $ (.00)
                                            ======        ======

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................  18,844        18,844
                                            ======        ======

           The accompanying notes are an integral part of the consolidated financial statements.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)

                                                    Six Months
                                                   Ended June 30,
                                                 1995         1994
                                               (In thousands, except
                                                 per share amounts)
REVENUES
 Oil and gas sales........................    $   304      $   311
 Gas transmission sales...................        473          786
 Installment sales income, net............         38          139
 Interest and other income................         30           (1)
                                               ______       ______
                                                  845        1,235
                                               ______       ______
EXPENSES
 Production costs.........................        129          157
 Cost of gas transmission.................        526          644
 Depletion, depreciation and amortization.        101          105
 General and administrative...............        299          320
                                               ______       ______
                                                1,055        1,226
                                               ______       ______
NET INCOME (LOSS).........................     $ (210)      $    9
                                               ======       ======
NET INCOME (LOSS) PER SHARE...............     $ (.01)      $  .00
                                               ======       ======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................     18,844       18,844
                                               ======       ======

            The acompanying notes are an integral part
             of the consolidated financial statements.


GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                                    Six Months
                                                  Ended June 30,
                                                1995          1994
                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)........................... $ (210)       $    9
 Adjustments to reconcile net income (loss)
  to net cash provided by (used for) operating
  activities:
   Decrease (Increase) in accounts receivable.   (73)           14
   (Increase) decrease in prepaid expenses
    amd other current assets..................   (38)          (12)
   Depletion, depreciation and amortization...    101          105
   Depletion, depreciation and amortization
    charges against installment sales income..    152          178
   Increase (decrease) in accounts payable
    and accrued expenses......................    (7)           (3)
                                              ______        ______
     Net cash provided by (used for)
      operating activities....................   (75)          291
                                              ______        ______
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to oil and gas properties..........   (61)         (155)
 Increase in other assets.....................   (84)          (14)
 Gain on Sale of Assets.......................     3
                                              ______        ______
     Net cash used for investing activities...  (142)         (169)
                                              ______        ______
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt...........................    (3)           (3)
                                              ______        ______
DECREASE IN CASH..............................  (220)          119

CASH AT BEGINNING OF PERIOD...................   272            83
                                              ______        ______
CASH AT END OF PERIOD.........................$   52        $  202
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

Results of Operations

     Second Quarter 1995 Compared to Second Quarter 1994. The Company's second quarter of fiscal 1995 operations reflected a net loss of $64,000 as compared to net loss of $31,000 for the corresponding quarter of fiscal 1994. Profits from oil and gas operations decreased slightly in the second quarter of fiscal 1995 to $89,000 as compared to $96,000 for the corresponding quarter of fiscal 1994.

     A decrease in production volumes from coalbed methane gas wells coupled with a decrease in product prices have contributed to a decline in gas transmission sales. Consequently, the volume and price decreases have resulted in a loss of $17,000 from natural gas transmission operations for the second quarter of fiscal 1995 as compared to a profit of $91,000 for the corresponding quarter of fiscal 1994.

     Installment sales income of $10,000, net of depreciation, depletion and amortization of $75,000, is reflected in the second quarter of fiscal 1995 consolidated statement of operations as compared to installment sales income of $36,000, net of depreciation, depletion and amortization of $78,000 for the corresponding quarter of fiscal 1994. The decrease in installment sales income resulted from a decrease in production volumes from coalbed methane gas wells.

     First Half 1995 Compared to First Half 1994. The Company's first half of fiscal 1995 operations reflected a loss of $210,000 as compared to net income of $9,000 for the corresponding half of fiscal 1994. Decreased costs of production has resulted in increased profits from oil and gas operations to $175,000 in the first half of fiscal 1995 as compared to $154,000 for the corresponding half of fiscal 1994.

     Declining production volumes coupled with declining product prices have contributed to decreased gas transmission sales. The volume and price decreases have contributed to a loss of $53,000 from natural gas transmission operations for the first half of fiscal 1995 as compared to a profit of $142,000 for the corresponding half of fiscal 1994.

     Depreciation, depletion and amortization decreased slightly to $101,000 for the first half of fiscal 1995 as compared to $105,000 during the corresponding half of fiscal 1994.

     Depreciation, depletion and amortization of properties, held under installment sales decreased to $152,000 for the first half of fiscal 1995 as compared to $178,000 for the corresponding half of fiscal 1994. The decrease is a result of lesser amounts received from installment sales, $190,000 in the first half of fiscal 1995 as compared to $317,000 received in the first half of fiscal 1994.
The depreciation for properties held under installment sale is charged against the related revenue.

Current Operations

     Since January 1, 1995, the Company has installed a second waterflood in the SW Wil Field, Edwards County, Kansas and drilled a salt water disposal well in southeastern Kansas.

Liquidity and Capital Resources

     Working Capital. The Company had working capital of $650,000 and $748,000 at June 30, 1995 and December 31, 1994, respectively. The Company has no bank debt and no oil and gas properties are pledged as collateral. Management believes that the Company's liquidity is adequate to meet operating activities for fiscal 1995. Oil and gas development activities will be funded solely from excess cash generated from operations and from proceeds generated from the installment sale of certain southeastern Kansas coalbed methane gas properties.

     Future Operations. Some selected developmental drilling for gas may be conducted in Kansas. No exploratory wells are scheduled to be drilled in 1995.

     SFAS 121. The Financial Accounting Standards Board has issued SFAS 121, Impairment of Long Lived Assets. The effective date for implementation is for year-ends beginning after December 15, 1996. The Company has not yet evaluated the impact, if any, of this new pronouncement on the Company's financial statements.

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

                   PART II - OTHER INFORMATION

Item 4 - The Annual Meeting of the Stockholders of the Company was held on May 31, 1995 at the offices of the Company in Greenwood Village, Colorado. The following persons were elected to continue as Directors of the Company and do in fact constitute the entire Board of Directors.

                   Edward S. Barr
                   Alex G. Campbell, Jr.
                   John I. Crews, Jr.
                   Donald G. Jumper
                   Sidney Buford Scott
                   William T. Young, Jr.

         The appointment of Price Waterhouse as independent accountants of the Company was ratified.

Items 1, 2, 3, 5 and 6 are not applicable.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GREAT EASTERN ENERGY AND
                               DEVELOPMENT CORPORATION
                                   (Registrant)


Date:  August 11, 1995         By: /s/DONALD G. JUMPER
                                   Donald G. Jumper
                                   Chief Executive Officer, Presi-
                                   dent, Chief Financial and Ac
                                   counting Officer and Director