Form 10-Q
period 1995-09-30
GREAT EASTERN ENERGY & DEVELOPMENT CORP
filed 1995-11-14
CIK 352871

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.10 par value                18,844,245
_________________________________________________________________
           Class                  Outstanding at October 31, 1995

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

PART II. Other Information............................ 11

         Signature.................................... 12

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

                                                September 30,
                                              1995    December 31,
                                             (Unaudited)   1994
                    ASSETS                      (In thousands)
CURRENT ASSETS
 Cash.........................................  $   278      $ 272
 Certificates of deposit......................      309        307
 Receivables, net of allowance for doubtful
  accounts of $236,000 in 1995 and 1994.......      406        268
 Prepaid expenses and other current assets....       32         22
                                                 ______     ______
     Total current assets.....................    1,025        869
                                                 ______     ______
OIL AND GAS PROPERTIES, at cost (accounted
 for using the successful efforts method)
  Proved oil and gas properties...............    9,576      9,512
  Undeveloped leaseholds......................      135        135
  Pipeline equipment..........................    1,309      1,246
  Equipment inventory.........................       55         23
  Properties held under installment sales.....    2,234      2,259
                                                 ______     ______
                                                 13,309     13,175
  Less accumulated depreciation, depletion,
   amortization and impairment................  (10,561)   (10,225)
                                                 ______     ______
                                                  2,748      2,950
                                                 ______     ______
OTHER ASSETS..................................       80        285
                                                 ______     ______
                                                 $3,853     $4,104
                                                 ======     ======

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable................................   $   16     $   18
 Accounts payable and accrued expenses........      111        103
                                                 ______     ______
     Total current liabilities................      127        121
                                                 ______     ______
NOTES PAYABLE.................................       43         46
                                                 ______     ______
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
 Preferred stock, $10.00 par value, 4,000,000
  shares authorized, none issued or outstanding
 Common stock, $.10 par value, 40,000,000
  shares authorized, 18,844,245 shares issued
  and outstanding.............................    1,884      1,884
 Additional paid-in capital...................   29,242     29,242
 Accumulated deficit..........................  (27,398)   (27,144)
 Notes receivable - officers..................      (45)       (45)
                                                 ______     ______
                                                  3,683      3,937
                                                 ______     ______
                                                 $3,853     $4,104
                                                 ======     ======

           The accompanying notes are an integral part of the consolidated financial statements.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)
                                                Three Months
                                              Ended September 30,
                                              1995          1994
                                            (In thousands, except
                                              per share amounts)
REVENUES
 Oil and gas sales........................  $  164        $  154
 Gas transmission sales...................     219           302
 Installment sales income, net............      15            58
 Interest and other income................      35             4
                                            ______        ______
                                               433           518
                                            ______        ______
EXPENSES
 Production costs.........................      50            77
 Cost of gas transmission.................     229           285
 Depletion, depreciation and amortization.      51            54
 General and administrative...............     147           159
 Litigation settlement....................       0            88
                                            ______        ______
                                               477           663
                                            ______        ______
NET INCOME (LOSS).........................  $  (44)       $ (145)
                                            ======        ======
NET INCOME (LOSS) PER SHARE...............  $  .00        $ (.01)
                                            ======        ======

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................  18,844        18,844
                                            ======        ======

           The accompanying notes are an integral part of the consolidated financial statements.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)

                                                   Nine Months
                                                Ended September 30,
                                                 1995         1994
                                               (In thousands, except
                                                 per share amounts)
REVENUES
 Oil and gas sales........................    $   468      $   465
 Gas transmission sales...................        692        1,088
 Installment sales income, net............         53          197
 Interest and other income................         64            3
                                               ______       ______
                                                1,277        1,753
                                               ______       ______
EXPENSES
 Production costs.........................        179          234
 Cost of gas transmission.................        755          929
 Depletion, depreciation and amortization.        152          159
 General and administrative...............        445          479
 Litigation settlement....................          0           88
                                               ______       ______
                                                1,531        1,889
                                               ______       ______
NET INCOME (LOSS).........................     $ (254)      $ (136)
                                               ======       ======
NET INCOME (LOSS) PER SHARE...............     $ (.01)      $ (.01)
                                               ======       ======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................     18,844       18,844
                                               ======       ======

            The acompanying notes are an integral part
             of the consolidated financial statements.


GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                                   Nine Months
                                                Ended September 30,
                                                1995          1994
                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)........................... $ (254)       $ (136)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used for) operating
  activities:
   Gain on Sale of Oil & Gas properties.......   (84)            -
   Gain on Sale of Other property.............    71             -
   Decrease (Increase) in accounts receivable.     2           (12)
   (Increase) decrease in prepaid expenses
    and other current assets..................   (11)           (6)
   Depletion, depreciation and amortization...   151           159
   Depletion, depreciation and amortization
    charges against installment sales income..   218           262
   Increase (decrease) in accounts payable
    and accrued expenses......................   (10)          (68)
                                              ______        ______
     Net cash provided by (used for)
      operating activities....................    83           335
                                              ______        ______
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to oil and gas properties..........   (77)         (222)
 Increase in other assets.....................  (109)          (16)
 Gain on Sale of Assets.......................   114
                                              ______        ______
     Net cash used for investing activities...   (72)         (238)
                                              ______        ______
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt...........................    (5)          (11)
                                              ______        ______
INCREASE (DECREASE) IN CASH...................     6            86

CASH AT BEGINNING OF PERIOD...................   272            83
                                              ______        ______
CASH AT END OF PERIOD.........................$  278        $  169
                                              ======        ======
SUPPLEMENTAL CASH FLOW INFORMATION
 Pipeline equipment acquired with debt........$   59        $   59
                                              ======        ======
Net Account Receivable related to sale of
 Other Asset..................................$  128            -
                                              ======        ======
Interest Paid.................................$    5        $    3
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

Results of Operations

     Third Quarter 1995 Compared to Third Quarter 1994.  The
Company's third quarter of fiscal 1995 operations reflected a net loss of $44,000 as compared to net loss of $145,000 for the corresponding quarter of fiscal 1994. Profits from oil and gas operations increased in the third quarter of fiscal 1995 to $114,000 as compared to $77,000 for the corresponding quarter of fiscal 1994.

     A decrease in production volumes from coalbed methane gas wells coupled with a decrease in product prices have contributed to a decline in gas transmission sales. Consequently, the volume and price decreases have resulted in a loss of $10,000 from natural gas transmission operations for the third quarter of fiscal 1995 as compared to a profit of $17,000 for the corresponding quarter of fiscal 1994.

     Installment sales income of $15,000, net of depreciation, depletion and amortization of $66,000, is reflected in the third quarter of fiscal 1995 consolidated statement of operations as compared to installment sales income of $58,000, net of depreciation, depletion and amortization of $84,000 for the corresponding quarter of fiscal 1994. The decrease in installment sales income resulted from a decrease in production volumes from coalbed methane gas wells.

     During the third quarter of fiscal 1994 the Company incurred a cost of $88,000 to settle litigation associated with the Patton shareholders who dissented from the exchange offer of Great Eastern shares for Patton shares. No additional costs were incurred in the corresponding quarter of fiscal 1995.

     First Three Quarters 1995 Compared to First Three Quarters 1994.
The Company's first three quarters of fiscal 1995 operations reflected a loss of $254,000 as compared to net loss of $136,000 for the corresponding three quarters of fiscal 1994. Decreased costs of production has resulted in increased profits from oil and gas operations to $289,000 in the first three quarters of fiscal 1995 as compared to $231,000 for the corresponding three quarters of fiscal 1994.

     Declining production volumes coupled with declining product prices have contributed to decreased gas transmission sales. The volume and price decreases have contributed to a loss of $63,000 from natural gas transmission operations for the first three quarters of fiscal 1995 as compared to a profit of $159,000 for the corresponding three quarters of fiscal 1994.

     Depreciation, depletion and amortization decreased slightly to $152,000 for the first three quarters of fiscal 1995 as compared to $159,000 during the corresponding three quarters of fiscal 1994.

     Depreciation, depletion and amortization of properties, held under installment sales decreased to $218,000 for the first three quarters of fiscal 1995 as compared to $421,000 for the corresponding three quarters of fiscal 1994. The decrease is a result of lesser amounts received from installment sales, $271,000 in the first three quarters of fiscal 1995 as compared to $452,000 received in the first three quarters of fiscal 1994. The depreciation for properties held under installment sale is charged against the related revenue.

Current Operations

     Since January 1, 1995, the Company has installed a second waterflood in the SW Wil Field, Edwards County, Kansas and drilled a salt water disposal well in southeastern Kansas.

Liquidity and Capital Resources

     Working Capital. The Company had working capital of $898,000 and $748,000 at September 30, 1995 and December 31, 1994, respectively. The Company has no bank debt and no oil and gas properties are pledged as collateral. Management believes that the Company's liquidity is adequate to meet operating activities for fiscal 1995.
Oil and gas development activities will be funded solely from excess cash generated from operations and from proceeds generated from the installment sale of certain southeastern Kansas coalbed methane gas properties.

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

     Other. On September 26, 1994, the Company retained the services of Kirkpatrick Energy Associates, Inc. ("Kirkpatrick"), an investment banking firm, to evaluate options available to the Company to maximize shareholder value, including a possible sale of the Company. To date, Kirkpatrick has not presented any recommendations to the Company and its Board of Directors. In the current industry environment, the Company has decided to terminate its relationship with Kirkpatrick except as to those companies identified and considered by Kirkpatrick to be active and viable candidates for the purchase of, or merger with, the Company. There is no assurance that any action or a possible sale will occur.

     During the quarter the Company contracted to sell its undeveloped foreign real estate for $139,811.00, resulting in a loss of $66,506.00. Also, through a taking by the Kansas Department of Transportation (KDOT), one of the wells included in the installment sales transaction was conveyed to KDOT resulting in a gain of $83,865.00 to the Company.

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

                              GREAT EASTERN ENERGY AND
                               DEVELOPMENT CORPORATION
                                   (Registrant)


Date:  November 14, 1995         By: /s/DONALD G. JUMPER
                                   Donald G. Jumper
                                   Chief Executive Officer, Presi-
                                   dent, Chief Financial and Ac
                                   counting Officer and Director