Form 10KSB
period 1995-12-31
GREAT EASTERN ENERGY & DEVELOPMENT CORP
filed 1996-04-01
CIK 352871

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                           FORM 10-KSB
(Mark
 One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from           to

Commission File
No. 2-72232

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION
        (Name of small business issuer in its charter)

COMMONWEALTH OF VIRGINIA                          54-1082057
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                Identification No.)

                5990 Greenwood Plaza Blvd., Suite 127
               Greenwood Village, Colorado 80111-4708
              (Address of principal executive offices)

Issuer's telephone number, including area code:(303) 773-6016

Securities registered under Section 12(b) of the Exchange Act:

                             NONE

Securities registered under Section 12(g) of the Exchange Act:

                Common Stock, $.10 par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorpo-rated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

        Issuer's revenues for its most recent fiscal year:  $1,711,000

        The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $750,000 as of March 1, 1996.

        The registrant had 18,844,245 shares outstanding at March 1, 1996.

                 DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates information by reference from the Company's definitive proxy statement which will be filed with the Commission within 120 days of December 31, 1995, pursuant to Regulation 14A.

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION

        INDEX TO FORM 10-KSB

PART I:
                                                                 Page
                                                                 ----
        Item 1.   Description of Business. . . . . . . . . . . .   4

        Item 2.   Description of Properties. . . . . . . . . . .   7

        Item 3.   Legal Proceedings. . . . . . . . . . . . . . .   9

        Item 4.   Submission of Matters to a Vote of Security
                  Holders. . . . . . . . . . . . . . . . . . . .   9
PART II:

        Item 5.   Market for Common Equity and Related Stock-
                  holder Matters . . . . . . . . . . . . . . . .  10

        Item 6.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . .  10

        Item 7.   Financial Statements . . . . . . . . . . . . .  14

        Item 8.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure . . . .  30

PART III:

        Item 9.   Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act. . . . . . . . . . . . . .  30

        Item 10.  Executive Compensation . . . . . . . . . . . .  30

        Item 11.  Security Ownership of Certain Beneficial
                  Owners and Management. . . . . . . . . . . . .  30

        Item 12.  Certain Relationships and Related

        Item 13.  Exhibits, List and Reports on Form 8-K . . . .  31

   SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . .  32

                                PART I

Item 1.  Description of Business

General

        Great Eastern Energy and Development Corporation ("Great Eastern") was incorporated under the laws of the Commonwealth of Virginia on May 1, 1978. From its inception, Great Eastern has been engaged in the acquisition and exploration of undeveloped leasehold acreage in potential oil and gas producing areas and, more recently, in the acquisition and development of more mature oil and gas properties in established areas of production. Since July 1982, Great Eastern has maintained its principal place of business in Colorado.

        On September 26, 1994, the Company retained the services of Kirkpatrick Energy Associates, Inc. ("Kirkpatrick"), an investment banking firm, to evaluate options available to the Company to maximize shareholder value, including a possible sale of the Company. Kirkpatrick's services were terminated October 30, 1995, except as to certain companies identified by Kirkpatrick and considered to be active and viable candidates for the purchase of, or merger with, Great Eastern. There is no assurance that any action or a possible sale will occur.

        During each of the three years in the period ended December 31, 1992, the Company developed methane gas reserves from coalbeds in southeastern Kansas. Associated with the sale of methane gas from coalbeds is a tax credit under Section 29 of the Internal Revenue Code, which mandated that companies drill qualifying wells by December 31, 1992. Because taxable income, if any, generated by the Company would either be sheltered entirely by existing net operating losses or be sheltered partially, resulting in alterna-tive minimum tax which may not be offset by the tax credit, the Company could not utilize the benefits of the tax credit.

        Given the Company's tax position, the benefit of the tax credit could only be monetized by sale of the related properties to an entity which could utilize the tax credit. On September 3, 1993, Great Eastern sold its entire working interest in certain coalbed methane properties. By the terms of an Asset Purchase Agreement, the Company will receive monthly payments, which are secured by a mortgage, through December 31, 2002. A portion of the monthly payments are attributable to the monetization of the tax credit and will result in net cash flows to the Company in excess of that which would have been received had the Company retained and produced the properties.

        The sale resulted in a reduction of approximately 7.36 billion cubic feet of proved natural gas reserves, and a reduction of approximately $3,368,000 in the standardized measure of discounted future net cash flows.

        Great Eastern will continue to operate the properties for a fee.

        Great Eastern's primary exploratory efforts are in northwest-ern Colorado. The Company believes the area has good potential for hydrocarbons and seeks to have the potential tested through farmouts or similar arrangements with other parties. The continued instability in the price of oil and natural gas has resulted in reduced expenditures for exploration activities throughout the industry which in turn has hampered the Company's efforts to have its Colorado acreage explored and developed. Since there has been no material improvement in domestic drilling activities, no assurance can be made that the Company's acreage will be developed.
 The Company plans to maintain its acreage as long as economically feasible and to continue its efforts to develop this acreage.

        Also, Great Eastern owns and operates a gas pipeline in southeastern Kansas. The pipeline operations were expanded during December 1990 with the acquisition of all limited partnership interests in an affiliated gathering system, Sycamore Valley Gathering Ltd. ("Sycamore"). Subsequent thereto, capital was infused to upgrade and expand the system to handle increased sales volumes resulting from the success of the coalbed methane gas well program. Natural gas is purchased from Sycamore and sold in the interstate market under a gas sales contract with Westar Gas Marketing, Inc., and in the intrastate market under gas sales contracts with Bonanza Energy Corporation and Scott Rock Company.

        In addition to the operations that are carried out by Great Eastern, part of its operations have been conducted through its wholly-owned subsidiaries, Zoandra Petroleum, Inc. ("Zoandra"), Sycamore and Patton Oil Co. ("Patton"). Great Eastern, Zoandra, Sycamore and Patton are hereinafter collectively referred to as the "Company".

        Zoandra is the sole general partner and operator, and Great Eastern is the sole limited partner, of Sycamore, a gas gathering facility in southeastern Kansas. Zoandra's working interest ownership in oil and gas properties is negligible. Since 1992, no operations have been conducted through Patton.

Principal Products and Markets

        The Company does not refine or process its oil production but sells such production under short-term contracts at field prices quoted by purchasers in the area of the producing property. A portion of the Company's production comes from "stripper wells" (i.e., wells with low production and relatively high operating costs). Because this production is low margin, stripper wells are particularly vulnerable to declines in oil prices.

                In addition, the Company transports and sells natural gas to Westar Gas Marketing, Inc., Bonanza Energy Corporation and
Scott Rock Company. A portion of the gas purchased for resale is produced by Great Eastern and Zoandra.

Major Customers and Suppliers

        During 1995, there were three customers which individually accounted for ten percent or more of the Company's revenue from oil and gas sales. These customers were Texaco (31%), Bonanza Energy Corporation (42%) and Memorial Exploration (16%). In view of the demand for domestic oil at market prices, the Company does not believe that the loss of any customers would adversely affect its operations.

        In addition, the Company's revenue from 1995 gas transmission sales was from three customers, Westar Gas Marketing, Inc. (46%), Bonanza Energy Corporation (53%) and Scott Rock Company (1%). Loss of the gas sales contracts with either Westar Gas Marketing, Inc.
or Bonanza Energy Corporation could adversely affect gas transmis-sion operations.

        Commencing on September 3, 1993, virtually all of the gas acquired by the Company's gas gathering facility was from one seller under a long-term contract. The underlying gas is collater-al for monthly payments to the Company under an Asset Purchase Agreement secured by a mortgage.

Seasonality

        Because a portion of the Company's activity occurs in the Rocky Mountain area, the weather often is a significant factor in exploration and production. The exploration areas are subject to heavy snows, extremely low temperatures and spring thaws, making drilling, if conducted during such periods, difficult and expen-sive. The Company's principal production operations in Kansas are not seriously affected by the weather.

Competition

        As an independent oil and gas company lacking the financial resources of major and large independent oil and gas companies, the Company finds itself at a disadvantage in competing for the limited financing available for acquisition, exploration and development of oil and gas properties. The future effect of these competitive factors on the Company and its operations cannot be accurately predicted.

Environmental Regulation

        The Company is subject to a variety of federal, state and local environmental laws and regulations relating to site rehabili-tation, spillages, noise, air quality and waste disposal arising from its operations. To date, the cost of complying with these environmental laws and regulations and carrying insurance has not been material. Whether such compliance in the future will necessitate material capital expenditures is not known.

Government Regulation

        The Company is subject to extensive federal and state regulations governing its oil and gas activities. The Company owns leasehold interests in federal and state acreage that entail numerous reporting requirements. Federal and state regulations affect well spacing and drilling permits.

Employees

        At December 31, 1995, the Company had ten full-time, and one part-time employees, including Donald G. Jumper, President, and John W. Smith, Executive Vice President and Assistant Secretary.
Six full-time employees are oil field workers involved with operating the Kansas oil and gas wells and a gas gathering system.
 The remaining employees serve in support positions in land, accounting and clerical functions.

Item 2.  Description of Properties

        The Company's interests in its properties are in the form of direct interests in oil and gas leases. The Company believes it has satisfactory title to its properties based upon generally accepted industry standards. As is customary in the industry, only a perfunctory title examination is conducted at the time property is acquired by the Company. Prior to the commencement of drilling, however, a thorough examination is conducted and material defects, if any, are corrected before proceeding with operations.

        A portion of the oil and gas properties owned by the Company are leases requiring annual payment of a delay rental to retain the Company's interest in the lease. The current annual delay rental on most of the Company's leases is $1.00 per acre.

        Great Eastern and Zoandra collectively own and operate a gas gathering system along with gas treatment, dehydration and compression facilities.

Current Drilling Operations

        The Company has not conducted any drilling operations since January 1, 1996.

Oil and Gas Interests in Leasehold Acreage

        The areas in which the Company holds oil and gas interests in acreage as of December 31, 1995 are as follows:

              Undeveloped Acreage        Developed Acreage
- -----------------------------------------------------------
Location       Gross        Net           Gross        Net
- -----------------------------------------------------------
Colorado       6,696       4,343          2,087         567

Kansas           160         160          5,040       4,167

Louisiana                                 1,658          40

New Mexico                                  320          20

Oklahoma                                    320         120
- ------------------------------------------------------------
               6,856       4,503          9,425       4,914
============================================================

Oil and Gas Wells

        The following table summarizes the Company's gross and net interests in oil and gas wells as of December 31, 1995. All net well amounts are based on the working interests currently in effect and include the Company's net interest in its wells and partnership wells.

                    Oil                   Gas
- ----------------------------------------------------
                Gross     Net        Gross     Net
- ----------------------------------------------------
Colorado                                 4    1.80

Kansas             30   25.43           22   20.92

Louisiana          24    1.25

New Mexico                               2     .13

Oklahoma                                 2     .82
- ---------------------------------------------------
                   54   26.68           30   23.67
===================================================

        There was no drilling activity for the year ended December 31, 1994 and one (1) salt water disposal well was drilled in 1995.

Selected Production, Price and Cost Data

        The following table sets forth annual net production, and the average sales price and average production (lifting) costs per unit of oil and gas produced by the Company for the years ended December 31, 1995 and 1994. Average production costs are converted to equivalent units of oil due to the dominance of oil sales during the periods.

           Oil (Bbls)            Gas (Mcf)
- --------------------------------------------------     Average
                                  Average           Production Cost
Year     Production   Price    Production Price    (Equivalent Bbl)
- -------------------------------------------------------------------
1995        34,741   $16.36      55,028   $1.40       $5.54
1994        32,270    14.59      85,142    1.53        6.11

        See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a comparison of 1995 and 1994 operating results. Additional information concerning the Company's reserves and production appears in Note 11 of Notes to the Consolidated Financial Statements.

Pipeline Activity

        Great Eastern and Zoandra collectively own a gas gathering system, along with gas treatment, dehydration and compression facilities, which connects to gas transmission lines owned by two unaffiliated companies. Throughout fiscal 1995, Great Eastern purchased gas from Sycamore and, after treatment, dehydration and compression, sold the gas to Westar Gas Marketing, Inc., Bonanza Energy Corporation and Scott Rock Company.

Exploration and Development Activity

        During 1994, the Company completed a waterflood feasibility study of the Lansing/Kansas City formation in the SW Wil Field in Edwards County, Kansas and commenced a waterflood of certain properties in the field in an effort to increase oil production. Because of the promising results of the initial waterflood, management implemented a waterflood of additional properties in the field during 1995. Some selected developmental drilling for oil and gas may be conducted in Kansas. No exploratory wells are scheduled to be drilled in 1996.

Other

        Although most of the efforts of Great Eastern are expected to be directed to the above areas and projects, it also owns interests in other properties located in Colorado, Kansas, Louisiana, New
Mexico and Oklahoma.

Item 3. Legal Proceedings

        Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of 1995.

        PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

        During May 1994, the common stock of Great Eastern (symbol
GREN) was delisted from the National Association of Securities Dealers Automated Quotation (NASDAQ) system, Small-Cap Issues. The common stock of Great Eastern is traded on the NASD Bulletin Board under the symbol GREN.U. The high and low bid prices for 1995 and 1994 were as follows:

           1995                    High              Low
       -----------              -----------     ------------
       1st quarter                 $.13             $.09
       2nd quarter                  .13              .13
       3rd quarter                  .13              .13
       4th quarter                  .13              .06

          1994
       -----------
       1st quarter                  .19              .06
       2nd quarter                  .06              .06
       3rd quarter                  .13              .06
       4th quarter                  .06              .06

        As of December 31, 1995, there were 1,228 holders of record of Great Eastern's common stock.

        Since inception, Great Eastern has not paid any cash dividends on its common stock. Any earnings realized by Great Eastern will be reinvested into the development of its business and, according-ly, no payment of dividends is anticipated in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES

        Given the existing state of petroleum prices, the Company does not anticipate utilizing any material amount of its limited funds to conduct exploratory drilling activities. The Company will continue efforts to farmout high risk prospects to major oil and gas companies thereby avoiding the risk and the potential depletion of cash from exploratory drilling activities. With respect to its development activities, management will fund only those activities that have a high likelihood of giving the Company an above average return on its investment. Given the present economic condition in the industry, no assurance can be made that the Company will be successful in its efforts.

LIQUIDITY

        During 1995, the Company's liquidity position improved as a result of retained cash flow provided by operating activities in excess of reduced levels of investments in oil and gas properties.
 Cash flow of approximately $98,000 was provided by operations. At December 31, 1995, the Company had net working capital of $1,038,000. The Company has no bank debt and, with the exception of one compressor, no oil and gas properties are pledged as collateral. Management believes that the Company's liquidity is adequate to meet the planned operations for fiscal 1996.

        Should oil prices continue to decline, additional wells may become uneconomical and the Company will abandon such wells. Such abandonment will require plugging and site rehabilitation expendi-tures.

        During 1995, the Company commenced a program to relocate some of its gas gathering and transmission lines at the request of the Kansas Department of Transportation. The costs of the relocations, including lost sales, will be reimbursed by KDOT. A $122,000 receivable was recorded at December 31, 1995 for costs incurred in 1995.

RESULTS OF OPERATIONS

1995 compared to 1994

        The Company reported a net loss of $326,000 for the year ended December 31, 1995 compared to a net loss of $312,000 for the year ended December 31, 1994. Fiscal 1995 results were lower than fiscal 1994 primarily because of decreases in installment sales income of $114,000 and gas transmission sales of $437,000, a $71,000 impairment of undeveloped leaseholds, and a $66,000 loss on the sale of real estate. These decreases were partially offset by the Company's efforts to reduce overhead costs. Included in 1995 installment sales income is an $84,000 gain resulting from the proceeds received under the Asset Purchase Agreement for two wells which were sold by the purchaser. The remainder of the decline is primarily due to the effects of a decline in gas prices which has resulted in a decline in gas production and gas transmissions.

        The following table presents oil and gas operational and financial data:

                                          1995           1994
- ---------------------------------------------------------------
Oil production (Bbls)                    34,741         32,270
Gas production (Mcf)                     55,028         85,142

Average oil price                    $    16.36     $    14.59
Average gas price                          1.40           1.53

Oil sales                               568,000        471,000
Gas sales                                77,000        131,000
- ---------------------------------------------------------------
                                        645,000        602,000
- ---------------------------------------------------------------
Production taxes                         29,000         25,000
Lease operating expense                 214,000        259,000
- ---------------------------------------------------------------
                                        243,000        284,000
- ---------------------------------------------------------------
Gross profit                         $  402,000     $  318,000
===============================================================

        The Company reported increased profits from oil and gas opera-tions. Oil sales increased 21% as a result of an 8% increase in production volumes and a 12% increase in sales prices. Production volumes increased as a result of successful waterflood activity in the Trousdale unit.

        Natural gas sales decreased 41% as a result of a 35% decrease in production volumes and a 8% decrease in sales prices. The decline in production volumes (30,000 Mcf) is attributed to normal decline coupled with downhole mechanical problems.

        Total production costs decreased 14%. Average production costs per equivalent barrel decreased to $5.54 in 1995 from $6.11 in 1994 due to the Company converting its western Kansas operations to contract employees at a cost savings in personnel and in vehicle expenses charged to the properties.

        The following table presents gas transmission operational data:

                                          1995           1994
- ---------------------------------------------------------------
Gas volumes (Mcf)                       563,931        722,778

Average sales price                  $     1.51     $     1.79
Average purchase price                     1.30           1.31

Gas sales                               852,000      1,295,000
Meter fee income                         55,000         49,000
- ---------------------------------------------------------------
                                        907,000      1,344,000
- ---------------------------------------------------------------
Cost of gas                             734,000        950,000
Operating expenses                      227,000        244,000
- ---------------------------------------------------------------
                                        961,000      1,194,000
- ---------------------------------------------------------------
                                     $  (54,000)    $  150,000
===============================================================

        Decreased demand from the marketplace resulted in a decrease in the average sales prices of 16%. The combination of decreased volumes and declining sales prices resulted in a decrease in gas sales of 34%. The average purchase price of gas did not materially change from the prior year and cost of gas decreased by 23% as a result of lower volumes. Operating expenses reflected a modest decrease of 7%.

        On September 3, 1993, Great Eastern sold its entire working interest in certain coalbed methane gas properties located in southeastern Kansas. The contingent purchase, non-recourse payment, as defined in the Asset Purchase Agreement, will be paid out over a period through December 31, 2002. During 1995, the Company reflected net installment sales income of $115,000 as compared to $229,000 during 1994. Included in 1995 installment sales income is an $84,000 gain resulting from the proceeds received under the Asset Purchase Agreement for two wells sold by the purchaser. Installment sales income was net of $277,000 and $338,000 for the years ended December 31, 1995 and 1994, respec-tively, representing a pro-rata portion of the cost of the properties sold.

        Depreciation, depletion and amortization decreased to $215,000 in 1995 from $296,000 in 1994 primarily due to certain wells becoming fully amortized in 1994.

        In the fourth quarter of 1995, the Company recorded a $71,000 impairment as a result of its decision not to renew certain leases on undeveloped acreage.

Effect of changing prices

        During fiscal 1995, the decline in gas prices has adversely affected the Company as sales and gathering of natural gas comprised a significant portion of the Company's operations. The slight increase in oil prices was not sufficient to offset the effects of decreasing gas prices. Given the volatile nature of the oil and gas industry, price fluctuations may affect both the revenues received and the Company's ability to attract investors to participate in sharing arrangements.

        As a product of the low oil and gas prices, the over-supply of drilling rigs and competition in the oil field service industry has returned and drilling costs have stabilized during the year. No assurance can be given that this trend will continue.

Item 7.  Financial Statements

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page

Report of independent accountants...........................  15

Consolidated balance sheet at December 31, 1995.............  16

Consolidated statement of operations for the years ended
December 31, 1995 and 1994..................................  17

Consolidated statement of changes in shareholders' equity
for the years ended December 31, 1995 and 1994..............  18

Consolidated statement of cash flows for the years ended
December 31, 1995 and 1994..................................  19

Notes to consolidated financial statements..................  20

              REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
 Board of Directors of Great Eastern
 Energy and Development Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Great Eastern Energy and Development Corporation and its subsidiaries at December 31, 1995 and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
 An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Denver, Colorado
March 25, 1996

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                    (In thousands, except for share information)
                                                    December 31,
                                                        1995
                                                    ------------
                                 ASSETS
CURRENT ASSETS
 Cash and cash equivalents.......................      $  439
 Certificates of deposit.........................         311
 Receivables, net of allowance for doubtful
  accounts of $234...............................         274
 Prepaid expenses and other current assets.......         146
                                                    ------------
     Total current assets........................       1,170
                                                    ------------
OIL AND GAS PROPERTIES, at cost (accounted
  for using the successful efforts method)
  Proved oil and gas properties..................       9,472
  Undeveloped leaseholds.........................          65
  Pipeline equipment.............................       1,304
  Equipment inventory............................          37
                                                    ------------
                                                       10,878
  Less accumulated depreciation, depletion,
   amortization and impairment...................     ( 9,848)
                                                    ------------
                                                        1,030
  Properties held under installment sales, net of
  accumulated depreciation, depletion and
  amortization of $715...........................       1,510
                                                    ------------
                                                        2,540
                                                    ------------
OTHER ASSETS.....................................          73
                                                    ------------
                                                       $3,783
                                                    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable...................................     $    17
 Accounts payable and accrued expenses...........         115
                                                    ------------
        Total current liabilities................         132
                                                    ------------
NOTES PAYABLE....................................          40
                                                    ------------
COMMITMENTS (Note 10)                                      -
SHAREHOLDERS' EQUITY
 Preferred stock, $10.00 par value, 4,000,000
  shares authorized, none issued or outstanding
 Common stock, $.10 par value, 40,000,000
  shares authorized, 18,844,245 shares issued
  and outstanding................................       1,884
 Additional paid-in capital......................      29,242
 Accumulated deficit.............................     (27,470)
 Notes receivable - officers.....................         (45)
                                                    ------------
        Total shareholders' equity...............       3,611
                                                    ------------
                                                      $ 3,783
                                                    ============

         The accompanying notes are an integral part of the consolidated financial statements.

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands, except for per share amounts)
                                          Year ended December 31,
                                          1995               1994
                                        --------------------------
REVENUES
 Oil and gas sales...................   $  645             $  602
 Gas transmission sales..............      907              1,344
 Installment sales income............      115                229
 Interest and other income (expense).      110                 (5)
                                        --------------------------
                                         1,777              2,170
                                        --------------------------
EXPENSES
 Production taxes....................       29                 25
 Lease operating expense.............      214                259
 Cost of gas transmission............      961              1,194
 Depletion, depreciation and
  amortization.......................      215                296
 Impairment of oil and gas properties       71                  6
 General and administrative..........      533                603
 Loss on sale of real estate.........       66                 -
 Exploration expense.................        7                  8
 Interest expense....................        7                  3
 Settlement of litigation............        -                 88
                                        --------------------------
                                         2,103              2,482
                                        --------------------------
NET LOSS.............................   $ (326)            $ (312)
                                        ==========================

NET LOSS PER SHARE...................   $ (.02)            $ (.02)
                                        ==========================
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING.........................   18,844             18,844
                                        ==========================

        The accompanying notes are an integral part of the consolidated financial statements.

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                (Dollars in thousands)
                                          Common stock          Additional                 Notes          Total
                                   --------------------------     paid-in   Accumulated    receivable-   shareholders'
                                        Shares       Amount       capital   deficit        officers       equity
                                   -----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993......  18,844,245      $1,884       $29,242    $(26,832)           $(45)      $4,249
Net loss..........................                                              (312)                        (312)
                                   -----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994......  18,844,245       1,884        29,242     (27,144)            (45)       3,937
Net income........................                                              (326)                        (326)
                                   -----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995......  18,844,245      $1,884       $29,242    $(27,470)           $(45)      $3,611
                                   ===================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)
                                             Year ended December 31,
                                             1995               1994
                                           --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss...............................   $ (326)          $ (312)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Changes in accounts receivable........       (6)              65
  Provision for recovery of accounts
   receivable...........................        -               (1)
  (Gain) loss from conveyances of real
   estate, property and equipment.......      (25)              67
  Depletion, depreciation, amortization       215              296
  Depletion, depreciation and
   amortization charged against
   installment sales income.............      277              338
  Impairment of oil and gas properties..       71                6
  Changes in accounts payable and
   accrued expenses.....................       13              (29)
  Other.................................     (121)             (49)
                                           --------------------------
   Net cash provided by operating
    activities..........................       98              381
                                           --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Changes in certificates of deposit.....       (5)              81
 Additions to oil and gas properties....     (163)            (260)
 Proceeds from conveyances of
  properties............................      254               17
 Increase in other assets...............      (10)             (15)
                                           --------------------------
  Net cash provided by (used in)
   investing activities.................       76             (177)
                                           --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt.....................      ( 7)             (15)
                                           --------------------------
INCREASE IN CASH AND CASH EQUIVALENTS...      167              189
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR................................      272               83
                                           --------------------------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR...................................   $  439           $  272
                                           ==========================
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the year for interest    $    7           $    3
                                           ==========================

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
 Additions to oil and gas properties
  in exchange for notes payable........    $    -           $   59
                                           ==========================

        The accompanying notes are an integral part of the consolidated financial statements.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Great Eastern Energy and Development Corporation and subsid-iaries ("Great Eastern" or the "Company") operates in the oil and gas industry in the United States. The Company is engaged in acquiring, exploring, developing and operating oil and gas properties and conducts its business primarily through joint operations with other oil and gas companies. Great Eastern also operates a gas transmission facility.

        The Company does not refine or process its oil production but sells such production under short-term contracts at field prices quoted by purchasers in the area of the producing property. A portion of the Company's production comes from "stripper wells" (i.e., wells with low production and relatively high operating costs). Because this production is low margin, stripper wells are particularly vulnerable to declines in oil prices.

        Commencing on September 3, 1993, virtually all of the gas acquired by the Company's gas gathering facility was from one seller under a long-term contract. The underlying gas is collater-al for monthly payments to the Company under an Asset Purchase Agreement secured by a mortgage. (See Note 4).

        Principles of consolidation

        The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents

        The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

        Concentrations of Credit Risk

        The Company maintains demand deposit and certificates of deposit accounts with one bank in Lexington, Kentucky.

        The Company enters into sharing arrangements with other oil and gas companies and sells its oil and gas to various purchasers.
 Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of the oil and gas companies' and purchasers' financial condition and, generally, requires no collateral from the companies or purchasers.

        Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, receivables, payables and certificates of deposit. The carrying amounts of such financial instruments approximate fair value because of the short maturity of these instruments.

        Oil and gas properties

        The Company follows the successful efforts method of account-ing for oil and gas operations whereby all exploration costs, including geological and geophysical costs, annual delay rentals on undeveloped leases and exploratory dry hole costs are charged to expense as incurred. Intangible drilling and development costs are capitalized on successful wells and development dry holes. Undeveloped leasehold costs are capitalized and charged to expense if abandoned or impaired, based on a prospect-by-prospect evalua-tion.

        Capitalized costs relating to producing properties are depleted on the units-of-production method based on estimated quantities of proved reserves. Proved oil and gas properties are not capitalized in an amount that exceeds the discounted future net revenues of the associated property.

        Pipeline equipment is depreciated using the straight-line method over periods ranging from 7 to 12 years.

        Investment in managed partnerships

        The Company accounts for its investment in managed partner-ships on the proportionate share method.

        Properties held under installment sales

        Income from the sale of producing oil and gas properties under installment sales is reflected in operations as earned. Income from the sale is reduced by a pro-rata portion of the cost of the properties sold.

        Natural gas hedging

        The Company periodically hedges a portion of its natural gas production. When direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the natural gas is produced and delivered. As of December 31, 1995, the Company had no open hedging positions.

        Net loss per share

        Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Common stock equivalents were anti-dilutive and were excluded from the computation.

        New Accounting Standards

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Live Assets and for Long-
Lived Assets to be Disposed of." SFAS No. 121 will be adopted by the Company in the first quarter of 1996, and it is not expected to have a material impact on the Company's financial position or results of operations.

        Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates making it reasonably possible that a change in these estimates could occur in the near term.

NOTE 2 - LEGAL SETTLEMENT

        Patton Oil Co. v. McMahon, et al.

        Under applicable law, Patton shareholders who dissented from the exchange offer of Great Eastern shares for Patton shares, completed in June 1985, were entitled to tender their shares and receive fair value for such shares in cash. Six shareholders holding 218,969 shares exercised their right to receive cash. The fair market value at the time of the exchange was determined by independent evaluation to be $.40 per share of Patton common stock.
 Patton made payment of $.40 per share for such stock and the dissenting shareholders made supplemental demands for cash payments of approximately $4.25 per share.


        On October 27, 1994, Patton and the dissenting shareholders agreed to settle. The Settlement Agreement and Mutual Release requested a remand to the District Court, Arapahoe County, Colorado, with instructions to vacate all outstanding judgments and to dismiss the Action with prejudice. Commensurate with the settlement, Patton paid the dissenting shareholders an aggregate of $88,308, and the action was dismissed with prejudice.

NOTE 3 - RECEIVABLES
                                             December 31,
                                                1995
                                            --------------
                                            (In thousands)

Joint interest billings..................       $278
Accrued oil and gas sales................        222
Note receivable..........................          5
Accrued interest.........................          3
                                            --------------
                                                 508
Allowance for doubtful accounts..........       (234)
                                            --------------
                                                $274
                                            ==============

        On December 30, 1991, the Company purchased certain loans and accrued interest in the aggregate amount of $45,280 which certain officers of the Company owed to a bank. The loans were obtained by the officers to acquire stock of the Company and, accordingly, are reflected as a reduction of shareholders' equity in the consolidat-ed balance sheet at December 31, 1995.

NOTE 4 - OIL AND GAS PROPERTIES

        On September 3, 1993, Great Eastern sold its entire working interest in certain coalbed methane gas properties (the Properties) located in southeastern Kansas. The contingent purchase, non-recourse payment, as defined in the Asset Purchase Agreement (the Agreement), will be paid out over a period through December 31, 2002, and is secured by a mortgage.

        Great Eastern will continue to operate the Properties for a fee. Great Eastern and its wholly-owned subsidiary will also continue to own and operate a natural gas gathering system and, after dehydration and compression, will market the gas through existing interstate and intrastate markets.

        Commensurate with the execution of the Agreement, a wholly-owned subsidiary of Great Eastern entered into a contract to purchase all of the natural gas for $1.25 per thousand cubic feet
(Mcf) the price to be redetermined annually. During 1995, this price was reduced to $1.10 per Mcf, based on terms of the Agree-ment.

        The effect of the sale on estimated quantities of proved oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves is disclosed in Note 11 - Supplementary Oil and Gas
Information (Unaudited).

        In the fourth quarter of 1995, the Company recorded a $71,000 impairment as a result of its decision not to renew certain leases on undeveloped acreage.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                             December 31,
                                                1995
                                            --------------
                                            (In thousands)
Reimbursable construction costs due
  from the State of Kansas...............        122
Prepaid expenses.........................         24
                                            --------------
                                                $146
                                            ==============
NOTE 6 - OTHER ASSETS

                                             December 31,
                                                1995
                                            --------------
                                            (In thousands)
Property and equipment, at cost, net
  of accumulated depreciation of
  $409...................................       $ 73
                                            ==============
NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED
         EXPENSES
                                             December 31,
                                                1995
                                            --------------
                                            (In thousands)

Trade accounts payable...................       $ 70
Revenue distribution payable.............         45
                                            --------------
                                                $115
                                            ==============
NOTE 8 - INCOME TAXES

        The difference between the provision for income taxes and the amounts which would have been reported by applying the statutory federal income tax rate to income before provision for income taxes is as follows:

                                                  1995      1994
                                                 ----------------
                                                  (In thousands)

Tax expense (benefit) by applying the statutory
 federal income tax rate to pretax loss
                                                 $(111)    $(106)
Change in previous estimate                        (33)      (14)
                                                 ----------------
                                                  (144)     (120)
Increase in valuation allowance                    144       120
                                                 ----------------
                                                  $  0      $  0
                                                 ================

        Long-term deferred tax assets and liabilities are comprised of the following at December 31, 1995:
                                                         1995
                                                   --------------
                                                   (In thousands)
Deferred tax assets:
     Net operating loss carryforwards                  $8,509
Deferred tax liabilities:                          --------------
     Depreciation, depletion and amortization            (197)
                                                   --------------
          Net deferred tax asset                        8,312
          Valuation allowance                          (8,312)
                                                   --------------
                                                       $    -
                                                   ==============

        A valuation allowance of $8,312,000 was provided at December 31, 1995 for net operating loss carryforwards which more likely than not will not be utilized prior to their expiration.

        The primary sources of temporary differences giving rise to deferred tax liabilities are costs deducted and proceeds recognized for tax purposes in excess of or less than net amounts amortized for financial reporting purposes under the successful efforts method of accounting, principally intangible drilling costs, impairment of capitalized oil and gas property costs and proceeds from the sale and exchange of oil and gas properties.

        At December 31, 1995, the Company has federal income tax net operating loss carryforwards of $25,213,000 which expire from 1996 through 2010.

        Under Section 382 of the Internal Revenue Code of 1986, as amended, if certain significant ownership changes occur, there could be an annual limitation on the amount of net operating loss carryforwards that can be utilized. Such a limitation could substantially reduce any future potential benefit of the net operating loss carryforward. The Company has not experienced a change in ownership under these rules.

NOTE 9 - MAJOR CUSTOMERS

        During 1995 and 1994, three customers individually accounted for in excess of ten percent of the Company's revenue from oil and gas sales the following:
                                           1995             1994
                                           ----             ----
        Texaco                              31%              33%
        Bonanza Energy Corporation          42%              31%
        Memorial Exploration                16%              14%

        In view of the demand for domestic oil at market prices, the Company does not believe that the loss of any customers would adversely affect its operations.

        During 1995 and 1994, two customers individually accounted for in excess of ten percent of the Company's revenue from gas transmission sales the following:
                                           1995             1994
                                           ----             ----
        Westar Gas Marketing, Inc.          46%              60%
        Bonanza Energy Corporation          53%              39%

        Loss of these gas sales contracts could adversely affect gas transmission operations.

NOTE 10 - LEASE COMMITMENTS

        The Company is obligated for noncancelable operating lease payments with initial terms exceeding one year relating to office space and certain equipment leases. The lease agreements require future minimum lease payments as follows:

        Year Ending December 31,          Amount Payable
                1996                                   $ 66
                1997                                     49
                1998                                     17
                1999                                     17
                2000                                     -
                                                       ----
                                                       $149
                                                       ====

        Rent expense in 1995, 1994 and 1993 was $25,000, $28,000 and
$31,000 respectively.

NOTE 11 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

        The Company's oil and gas operations are conducted in the United States. Information relating to these operations is summarized as follows:

Costs incurred in oil and gas activities

                                        Year ended December 31,
                                        1995               1994
                                        -----------------------
                                            (In thousands)
Acquisition of undeveloped
  leaseholds......................      $  1               $ 16
Exploration costs.................         7                  8
Development costs.................       163                303

Oil and gas reserves

        The following quantity and value information is based on prices as of the end of each respective reporting period. No price escalations were assumed except for gas sales made under terms of contracts which include fixed and determinable escalations. Operating costs and production taxes were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No deductions were made for general overhead, depreciation and interest.

        The determination of oil and gas reserves is based on estimates and is highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available and an accurate determination of the reserves may not be possible for several years after discovery.

Estimated quantities of proved oil and gas reserves

        Following is a reconciliation of the Company's interest in net quantities of proved oil and gas reserves. Proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimated reserves of oil (barrels) and natural gas (thousands of cubic feet) as of December
31, 1995 and 1994, and the changes thereto for the years then ended are as follows:

<CAPTION
                                        Oil (Bbls)     Gas (Mcf)
                                        ------------------------
Total Proved Reserves:                       (In thousands)

Estimated quantity, December 31, 1993        214          1,674

Revisions in previous estimates......        371           (104)
Production...........................        (32)           (85)
                                        ------------------------
Estimated quantity, December 31, 1994        553          1,485
                                        ------------------------
Revisions in previous estimates......         51           (624)
Production...........................        (35)           (55)
                                        ------------------------
Estimated quantity, December 31, 1995        569            806
                                        ========================
Proved developed reserves:

     December 31, 1994                       478          1,485
                                        ========================
     December 31, 1995                       495            806
                                        ========================

Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves

        Estimated discounted future net cash flows and changes therein were determined in accordance with Statement of Financial Account-ing Standards No. 69. Certain information concerning the assump-tions used in computing the valuation of proved reserves and their inherent limitations are discussed below. Great Eastern believes such information is essential for a proper understanding and assessment of the data presented.

        Future cash inflows are computed by applying year-end prices of oil and gas relating to Great Eastern's proved reserves to the year-end quantities of those reserves.

        The assumptions used to compute the proved reserve valuation do not necessarily reflect Great Eastern's expectations of actual revenues to be derived from those reserves nor their present worth.
 Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates.

        Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to errors inherent in predicting the future, variations from the expected production rate also could result directly or indirectly from factors outside Great Eastern's control, such as unintentional delays in development, environmental concerns and changes in prices or regulatory controls.

        The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized.

        Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

        Future income tax expense is not provided based on the availability of net operating loss carryforwards.

        A discount rate of 10 percent per year was used to reflect the timing of the future net cash flows.

                                           December 31,
                                        1995          1994
                                     ----------------------
                                          (In thousands)

Future cash flows.........           $11,031       $10,575
Future production costs...            (4,767)       (4,838)
Future development costs..               (60)          (63)
                                     ----------------------
Future net cash flows.....             6,204         5,674
10% annual discount for
 estimated timing of
 cash flows...............            (2,692)       (2,234)
                                     ----------------------
Standardized measure of
 discounted future net
 cash flows...............           $ 3,512       $ 3,440
                                     ======================

        The following are principal sources of changes in the standardized measure of discounted future net cash flows:

                                      Year ended December 31,
                                        1995          1994
                                     ------------------------
                                          (In thousands)

Beginning balance.............       $ 3,440       $ 1,718
Sales of oil and gas pro-
 duced, net of production
 costs........................          (402)         (318)
Net increase (decrease) in
 prices and production costs..           848           456
Changes in estimated future
 development costs............           (20)          (16)
Development costs incurred
 during the year..............            23            13
Revisions in previous
 quantity estimates...........          (283)        1,562
Accretion of discount.........           344           172
Changes in rates of
 production and other.........          (438)         (147)
                                     ------------------------
Ending balance................        $3,512        $3,440
                                     ========================

        Oil and gas prices at December 31, 1995 of $17.04 per barrel of oil and $1.64 per thousand cubic feet of gas were used in the estimation of the Company's reserves and future net cash flows.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not applicable.

                        PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

Item 12.  Certain Relationships and Related Transactions

        Items 9, 10, 11 and 12 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 29, 1996 and is hereby incorporated by reference.

Item 13.        Exhibits, List and Reports on Form 8-K.

(a)             Exhibits.

Exhibit
Number   Description of Document
- ------------------------------------------------------------------------
3.1     Restated Articles of Incorporation of Great Eastern. (1)
3.2     Bylaws of Great Eastern. (1)
10.1    Stock Option plan of Great Eastern. (1)
10.2    Stock Options held by officers and directors of Great Eastern.
        (1)
10.3    Incentive Stock Option Plan of Great Eastern. (1)
10.4    Incentive Stock Options held by officers of Great Eastern. (1)
10.5    1984 Employee's Incentive Stock Option Plan of Great Eastern.
        (1)
10.6 1984 Incentive Stock Options held by officers and employees of Great Eastern. (1)
11.1    Statement re: computation of per share earnings. (2)
22.1    List of subsidiaries. (3)
- ------------------------------------------------------------------------
1) Incorporated by reference to the Company's registration statement #2-72232 on Form S-14 filed February 1, 1985.

(2) Included by reference to Item 7, Financial Statements, Note 1 of Notes to Consolidated Financial Statements, Net income
        (loss) per share, of this Form 10-KSB.

(3) Included by reference to Item 1, Description of Business, of this Form 10-KSB.


(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 1995.

        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT EASTERN ENERGY AND
 DEVELOPMENT CORPORATION

Signature                       Title                             Date
- ---------                       -----                             ----

/s/DONALD G. JUMPER             Chief Executive Officer,          March 25, 1996
Donald G. Jumper                President, Chief Financial
                                and Accounting Officer and
                                Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                Title                       Date
- ---------                -----                       ----

/s/DONALD G. JUMPER      Chief Executive Officer,    March 25, 1996
- ------------------------ President, Chief Financial
Donald G. Jumper         and Accounting Officer and
                         Director

/s/ALEX G. CAMPBELL, JR. Chairman and Director        March 25, 1996
- ------------------------
Alex G. Campbell, Jr.

/s/WILLIAM T. YOUNG, JR. Director                     March 25, 1996
- ------------------------
William T. Young, Jr.

/s/JOHN I. CREWS, JR.    Director                     March 25, 1996
- ------------------------
John I. Crews, Jr.

/s/S. BUFORD SCOTT       Director                     March 25, 1996
- ------------------------
S. Buford Scott


/s/EDWARD S. BARR        Director                     March 25, 1996
- ------------------------
Edward S. Barr