Form 10QSB
period 1996-03-31
GREAT EASTERN ENERGY & DEVELOPMENT CORP
filed 1996-05-14
CIK 352871

U. S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                          FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

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

                            NONE
(Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X      No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.10 par value                18,844,245
           Class                  Outstanding at April 30, 1996

Transitional Small Business Disclosure Format: Yes      No X

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
INDEX

                                                       Page
                                                      Number

PART I.  Financial Information

  Item 1. - Financial statements

     Consolidated Balance Sheet.......................  3

     Consolidated Statement of Operations.............  4

     Consolidated Statement of Cash Flows.............  5

     Notes to Consolidated Financial Statements.......  6

  Item 2. - Management's Discussion and Analysis of
                 Financial Condition and Result of
                 Operations...........................  7

PART II. Other Information............................  9

         Signature.................................... 10

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                                                March 31,
                                                 1996      December 31,
                                              (Unaudited)     1995
                                                -----------------------
      ASSETS                                        (In thousands)
CURRENT ASSETS
 Cash.........................................  $   540      $ 439
 Certificates of deposit......................      314        311
 Receivables, net of allowance for doubtful
  accounts of $234 in 1996 and 1995...........      653        274
 Prepaid expenses and other current assets....       16        146
                                                -------    -------
     Total current assets.....................    1,523      1,170
                                                -------    -------
OIL AND GAS PROPERTIES, at cost (accounted
 for using the successful efforts method)
  Proved oil and gas properties...............    9,496      9,472
  Undeveloped leaseholds......................       65         65
  Pipeline equipment..........................    1,336      1,304
  Equipment inventory.........................       39         37
                                                -------    -------
                                                 10,936     10,878
  Less accumulated depreciation, depletion,
   amortization and impairment................  ( 9,644)   ( 9,603)
                                                -------    -------
                                                  1,292      1,275
  Properties held under installment sales, net
  of accumulated depreciation, depletion and
  amortization of $1,019 and 961, respectively    1,191      1,265
                                                -------    -------
                                                  2,483      2,540
                                                -------    -------
OTHER ASSETS..................................       77         73
                                                -------    -------
                                                  4,083     $3,783
                                                =======    =======
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable................................   $   17     $   17
 Accounts payable and accrued expenses........      166        115
                                                -------    -------
     Total current liabilities................      183        132
                                                -------    -------
NOTES PAYABLE.................................       38         40
                                                -------    -------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
 Preferred stock, $10.00 par value, 4,000,000
  shares authorized, none issued or outstanding
 Common stock, $.10 par value, 40,000,000
  shares authorized, 18,844,245 shares issued
  and outstanding.............................    1,884      1,884
 Additional paid-in capital...................   29,242     29,242
 Accumulated deficit..........................  (27,219)   (27,470)
 Notes receivable - officers..................      (45)       (45)
                                                -------    -------
                                                  3,862      3,611
                                                -------    -------
                                                 $4,083     $3,783
                                                =======    =======

               The accompanying notes are an integral part
                of the consolidated financial statements.

    GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)
                                                 Three Months
                                                Ended March 31,
                                              ------------------
                                              1996          1995
                                              ----          ----
                                            (In thousands, except
                                              per share amounts)
REVENUES
 Oil and gas sales........................  $  210        $  147
 Gas transmission sales...................     213           236
 Income from pipeline relocation..........     498             -
 Installment sales income (loss), net.....      (2)           28
 Interest and other income................       5             4
                                            ------        ------
                                               924           415
                                            ------        ------
EXPENSES
 Production costs.........................      52            61
 Cost of gas transmission.................     191           272
 Cost of pipeline relocation..............     258             -
 Depletion, depreciation and amortization.      47            49
 General and administrative...............     125           180
                                            ------        ------
                                               673           562
                                            ------        ------
NET INCOME (LOSS).........................  $  251        $ (147)
                                            ======        ======
NET INCOME (LOSS) PER SHARE...............  $  .01        $ (.01)
                                            ======        ======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................  18,844        18,844
                                            ======        ======

               The accompanying notes are an integral part
                of the consolidated financial statements.

    GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                                                   Three Months
                                                  Ended March 31,
                                                ------------------
                                                1996          1995
                                                ----          ----
                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)........................... $  251        $ (147)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used for) operating
  activities:
   (Increase) decrease in accounts receivable.  (379)            2
   Decrease in other current assets..........    130             6
   Depletion, depreciation and amortization..     47            49
   Depletion, depreciation and amortization
    charged against installment sales income
    (loss), net..............................     58            77
   Increase (decrease) in accounts payable
    and accrued expenses.....................     51            (9)
                                              ------        ------
     Net cash provided by (used for)
      operating activities...................    158           (22)
                                              ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in certificates of deposit.........     (3)            -
 Additions to oil and gas properties.........    (42)         (100)
 Increase in other assets....................    (10)            -
                                              ------        ------
     Net cash used for investing activities..    (55)         (100)
                                              ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt..........................     (2)            -

INCREASE (DECREASE) IN CASH..................    101          (122)

CASH AT BEGINNING OF PERIOD..................    439           272
                                              ------        ------
CASH AT END OF PERIOD........................ $  540        $  150
                                              ======        ======

               The accompanying notes are an integral part
                of the consolidated financial statements.

    GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of Great Eastern Energy and Development Corporation and Subsidiaries ("Great Eastern" or the "Company"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These financial statements should be read in conjunction with Great Eastern's December 31, 1995 audited consolidated financial statements and notes thereto included in Form 10-KSB.

     The consolidated financial statements include the accounts of Great Eastern and its wholly-owned subsidiaries, Patton Oil Co., Zoandra Petroleum, Inc. and Sycamore Valley Gathering, Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - RECLASSIFICATIONS

     Certain reclassifications were reflected in the December 31, 1995 balance sheet to conform to the 1996 presentation.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations

     First Quarter 1996 Compared to First Quarter 1995. The Company's first quarter of fiscal 1996 operations reflected net income of $251,000 as compared to net loss of $147,000 for the corresponding quarter of fiscal 1995. Increased sales volumes from oil properties under waterflood have resulted in increased profits from oil and gas operations of $158,000 in the first quarter of fiscal 1996 as compared to $86,000 for the corresponding quarter of fiscal 1995.

     A decrease in production volumes from coalbed methane gas wells, partially offset by an increase in product prices, has resulted in a decline in gas transmission sales. The decline in gas transmission sales volumes resulted in a corresponding reduction in the cost of gas, and the effect of cost containment policies was a reduction to operating expenses. Natural gas transmission operations reflected a profit of $22,000 for the first quarter of fiscal 1996 as compared to a loss of $36,000 for the corresponding quarter of fiscal 1995.

     Management entered into a fixed-price contract whereby the Kansas Department of Transportation agreed to pay the Company $498,000 to relocate certain portions of its pipeline. Construction was completed during the first quarter of fiscal 1996 at an aggregate cost of $258,000, and resulting in a profit of $240,000 from the arrangement.

     A loss from installment sales of $2,000, net of depreciation, depletion and amortization of $58,000, is reflected in the first quarter of fiscal 1996 consolidated statement of operations as compared to installment sales income of $28,000, net of depreciation, depletion and amortization of $77,000 for the corresponding quarter of fiscal 1995. The decrease in installment sales income resulted from a decrease in production volumes from coalbed methane gas wells.

     As a part of management's continued efforts to contain costs, general and administrative costs were reduced by $55,000 to $125,000 during the first quarter of fiscal 1996 as compared to $180,000 for the corresponding quarter of fiscal 1995. The principal reductions were for legal, consulting and payroll expenses.

     No provision for income taxes was reflected in the first quarter 1996 consolidated statement of operations, as the Company has adequate net operating loss carryforwards available to offset taxable income.

Current Operations

     Since January 1, 1996, there have been no exploratory or developmental drilling activities.

Liquidity and Capital Resources

     Working Capital. The Company had working capital of $1,340,000 and $1,038,000 at March 31, 1996 and December 31, 1995, respectively. The Company has no bank debt and no oil and gas properties are pledged as collateral. Management believes that the Company's liquidity is adequate to meet operating activities for fiscal 1996. Oil and gas development activities, if any, will be funded solely from excess cash generated from operations and from proceeds generated from the installment sale of certain southeastern Kansas coalbed methane gas properties.

     Future Operations. Some selected developmental drilling for oil and gas may be conducted in Kansas in 1996. No exploratory wells are scheduled to be drilled in 1996.

     Other. On September 26, 1994, the Company retained the services of Kirkpatrick Energy Associates, Inc. ("Kirkpatrick"), an investment banking firm, to evaluate options available to the Company to maximize shareholder
value, including a possible sale of the Company.   Except as to certain
identified companies considered to be active and viable candidates for the purchase of, or merger with, Great Eastern, Kirkpatrick's services were terminated October 30, 1995.

     Except as noted above, management has assumed sole responsibility for such efforts heretofore. There is no assurance that any action, including a possible sale, will occur.

                       PART II - OTHER INFORMATION


Items 1 through 6 are not applicable.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREAT EASTERN ENERGY AND
                                    DEVELOPMENT CORPORATION
                                   -------------------------
                                   (Registrant)


Date:  May 10, 1996            By: /s/DONALD G. JUMPER
                                   ------------------------
                                   Donald G. Jumper

                                   Chief Executive Officer, President, Chief
                                   Financial and Accounting Officer and
                                   Director