Form 10QSB
period 1996-06-30
GREAT EASTERN ENERGY & DEVELOPMENT CORP
filed 1996-08-14
CIK 352871

U. S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                          FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.10 par value                18,844,245
           Class                  Outstanding at July 31, 1996

Transitional Small Business Disclosure Format: Yes      No   X

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                             INDEX


                                                            Page
                                                           Number

PART I.  Financial Information

  Item 1. - Financial Statements

    Consolidated Balance Sheet............................    3

    Consolidated Statement of Operations..................    4

    Consolidated Statement of Cash Flows..................    6

    Notes to Consolidated Financial Statements............    7

  Item 2. -  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations...................................    8

PART II.  Other Information...............................   11

Signature.................................................   12

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                                              June 30,
                                                1996       December 31,
                                               (Unaudited)    1995
                                              -------------------------
                                                    (In thousands)
                  ASSETS
CURRENT ASSETS
  Cash.........................................  $    797    $   439
Certificates of deposit......................         317        311
 Receivables, net of allowance for doubtful
  accounts of $234 in 1996 and 1995...........        464        274
 Prepaid expenses and other current assets....         35        146
                                                 ---------   --------
     Total current assets.....................      1,613      1,170

OIL AND GAS PROPERTIES, at cost (accounted
 for using the successful efforts method)
  Proved oil and gas properties...............      9,496      9,472
  Undeveloped leaseholds......................         65         65
  Pipeline equipment..........................      1,337      1,304
  Equipment inventory.........................         36         37
                                                 ---------   --------
                                                   10,934     10,878
  Less accumulated depreciation, depletion,
   amortization and impairment................    ( 9,686)   ( 9,603)
                                                 ---------   --------
                                                    1,248      1,275
  Properties held under installment sales, net
  of accumulated depreciation, depletion and
  amortization of $1,077 and $961,respectively      1,133      1,265
                                                 ---------   --------
                                                    2,381      2,540
                                                 ---------   --------
OTHER ASSETS..................................         78         73
                                                 ---------   --------
                                                   $4,072     $3,783
                                                 =========   ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable................................     $   17     $   17
 Accounts payable and accrued expenses........         96        115
                                                 ---------   --------
     Total current liabilities................        113        132
                                                 ---------   --------
NOTES PAYABLE.................................         35         40
                                                 ---------   --------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
 Preferred stock, $10.00 par value, 4,000,000
  shares authorized, none issued or outstanding
 Common stock, $.10 par value, 40,000,000
  shares authorized, 18,844,245 shares issued
  and outstanding.............................      1,884      1,884
 Additional paid-in capital...................     29,242     29,242
 Accumulated deficit..........................    (27,157)   (27,470)
 Notes receivable - officers..................        (45)       (45)
                                                 ---------   --------
                                                    3,924      3,611
                                                 ---------   --------
                                                   $4,072     $3,783
                                                 =========   ========

               The accompanying notes are an integral part
                of the consolidated financial statements.

    GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)
                                                 Three Months
                                                Ended June 30,
                                              ------------------
                                              1996          1995
                                              ----          ----
                                            (In thousands, except
                                              per share amounts)
REVENUES
 Oil and gas sales........................  $  234        $  157
 Gas transmission sales...................     264           237
 Installment sales income (expense), net..     (25)           10
 Interest and other income................      21            25
                                            -------       -------
                                               494           429
                                            -------       -------
EXPENSES
 Production costs.........................      61            68
 Cost of gas transmission.................     222           254
 Cost of pipeline relocation..............       2             -
 Depletion, depreciation and amortization.      49            52
 General and administrative...............      98           119
                                            -------       -------
                                               432           493
                                            -------       -------
NET INCOME (LOSS).........................  $   62        $  (64)
                                            =======       =======
NET INCOME (LOSS) PER SHARE...............  $  .00        $ (.00)
                                            =======       =======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................  18,844        18,844
                                            =======       =======

              The accompanying notes are an integral part
                of the consolidated financial statements.

    GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)
                                                  Six Months
                                                Ended June 30,
                                              ------------------
                                              1996          1995
                                              ----          ----
                                            (In thousands, except
                                              per share amounts)
REVENUES
 Oil and gas sales........................  $  444        $  304
 Gas transmission sales...................     477           473
 Income from pipeline relocation..........     498             -
 Installment sales income (expense), net..     (27)           38
 Interest and other income................      26            30
                                            -------       -------
                                             1,418           845
                                            -------       -------
EXPENSES
 Production costs.........................     113           129
 Cost of gas transmission.................     413           526
 Cost of pipeline relocation..............     260             -
 Depletion, depreciation and amortization.      96           101
 General and administrative...............     223           299
                                            -------       -------
                                             1,105         1,055
                                            -------       -------
NET INCOME (LOSS).........................  $  313        $ (210)
                                            =======       =======
NET INCOME (LOSS) PER SHARE...............  $  .02        $ (.01)
                                            =======       =======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................  18,844        18,844
                                            =======       =======

               The accompanying notes are an integral part
                of the consolidated financial statements.

    GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                                                      Six Months
                                                    Ended June 30,
                                                  ------------------
                                                  1996          1995
                                                  ----          ----
                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)...........................   $  313        $ (210)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used for) operating
  activities:
   Increase in accounts receivable...........     (190)          (73)
   (Increase) decrease in prepaid expenses
    and other current assets.................      111           (38)
   Depletion, depreciation and amortization..       96           101
   Depletion, depreciation and amortization
    charges against installment sales income.      116           152
   Decrease in accounts payable and accrued
    expenses.................................      (19)           (7)
                                                -------       -------
    Net cash provided by (used for)
      operating activities...................      427           (75)
                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase to certificates of deposit.........       (6)            -
 Additions to oil and gas properties.........      (40)          (61)
 Increase in other assets....................      (18)          (84)
 Proceeds from sale of assets................        -             3
                                                -------       -------
     Net cash used for investing activities..      (64)         (142)
                                                -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt..........................       (5)           (3)
                                                -------       -------
INCREASE (DECREASE) IN CASH..................      358          (220)

CASH AT BEGINNING OF PERIOD..................      439           272
                                                -------       -------
CASH AT END OF PERIOD........................   $  797        $   52
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

NOTE 3 - NATURAL GAS HEDGING

    The Company periodically hedges a portion of its natural gas production. When direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the natural gas is produced and delivered.

    The Company has open contracts to sell 120,000 MMBtu of its fiscal 1996 and 1997 natural gas in southeastern Kansas.

    GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations

    Second Quarter 1996 Compared to Second Quarter 1995. The Company's second quarter of fiscal 1996 operations reflected net income of $62,000 as compared to net loss of $64,000 for the corresponding quarter of fiscal 1995. Profits from oil and gas operations increased slightly in the second quarter of fiscal 1996 to $173,000 as compared to $89,000 for the corresponding quarter of fiscal 1995.

    An increase in product prices, offset by a decrease in production volumes from coalbed methane gas wells, have contributed to an increase in gas transmission sales. Accordingly, the net effect of price increases in excess of volume decreases has resulted in a profit of $42,000 from natural gas transmission operations for the second quarter of fiscal 1996 as compared to a loss of $17,000 for the corresponding quarter of fiscal 1995.

    Installment sales expense of $25,000, net of depreciation, depletion and amortization of $58,000, is reflected in the second quarter of fiscal 1996 consolidated statement of operations as compared to installment sales income of $10,000, net of depreciation, depletion and amortization of $75,000 for the corresponding quarter of fiscal 1995. The decrease in installment sales income resulted from a decrease in production volumes from coalbed methane gas wells.

    As a part of management's continued efforts to contain costs, general and administrative expenses were reduced by $21,000 to $98,000 during the second quarter of fiscal 1996 as compared to $119,000 for the corresponding quarter of fiscal 1995. The principal reductions were for legal, consulting and payroll expenses.

    No provision for income taxes was reflected in the second quarter of fiscal 1996 consolidated statement of operations, as the Company has sufficient net operating loss carryforwards available to offset taxable income.

    First Half 1996 Compared to First Half 1995. The Company's first half of fiscal 1996 operations reflected net income of $313,000 as compared to a loss of $210,000 for the corresponding half of fiscal 1995. An increase to oil production and sales prices, coupled with a decrease to costs of production, have resulted in increased profits from oil and gas operations to $331,000 in the first half of fiscal 1996 as compared to $175,000 for the corresponding half of fiscal 1995.

    Increasing product prices offset by declining production volumes have resulted in relatively static gas transmission sales. The price increases, net of the effect of volume decreases have contributed to a profit of $64,000 from natural gas transmission operations for the first half of fiscal 1996 as compared to a loss of $53,000 for the corresponding half of fiscal 1995.

    Management entered into a fixed-price contract whereby the Kansas Department of Transportation agreed to pay the Company $498,000 to relocate certain portions of its pipeline. Construction was completed during the first quarter of fiscal 1996 at an aggregate cost of $260,000, and resulted in a profit of $238,000 from the arrangement.

    A loss from installment sales of $25,000, net of depreciation, depletion and amortization of $116,000, is reflected in the first half of fiscal 1996 consolidated statement of operations as compared to installment sales income of $38,000, net of depreciation, depletion and amortization of $152,000 for the corresponding half of fiscal 1995. The decrease in installments sales income resulted from a decrease in production volumes from coalbed methane gas wells.

    As a part of management's continued efforts to contain costs, general and administrative expenses were reduced by $76,000 to $223,000 during the first half of fiscal 1996 as compared to $299,000 for the corresponding half of fiscal 1995. The principal reductions were for legal, consulting and payroll expenses.

    No provision for income taxes was reflected in the first half of fiscal 1996 consolidated statement of operations, as the Company has sufficient net operating loss carryforwards available to offset taxable income.

Current Operations

    Since January 1, 1996, there have been no exploratory or developmental drilling activities.

Liquidity and Capital Resources

    Working Capital. The Company had working capital of $1,500,000 and $1,038,000 at June 30, 1996 and December 31, 1995, respectively. The Company has no bank debt and no oil and gas properties are pledged as collateral. Management believes that the Company's liquidity is adequate to meet operating activities for fiscal 1996. Oil and gas development activities will be funded solely from excess cash generated from operations and from proceeds generated from the installment sale of certain southeastern Kansas coalbed methane gas properties.

    Future Operations. Some selected developmental drilling for gas may be conducted in Kansas during 1996. No exploratory wells are scheduled to be drilled in 1996.

    Other. On September 26, 1994, the Company retained the services of Kirkpatrick Energy Associates, Inc. ("Kirkpatrick"), an investment banking firm, to evaluate options available to the Company to maximize shareholder value, including a possible sale of the Company. Except as to certain companies identified by Kirkpatrick and considered to be active and viable candidates for the purchase of or merger with Great Eastern, Kirkpatrick's services were terminated on October 30, 1995.

    Except as noted above, management has assumed sole responsibility for such efforts heretofore. There is no assurance that any action, including a possible sale, will occur.

                       PART II - OTHER INFORMATION


Item 4 - The Annual Meeting of the Stockholders of the Company was held on May 29, 1996 at the offices of the Company in Greenwood Village, Colorado. The following persons were elected to continue as Directors of the Company and do in fact constitute the entire Board of Directors.

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

                                  GREAT EASTERN ENERGY AND
                                  DEVELOPMENT CORPORATION
                                  ------------------------
                                  (Registrant)


Date:  August 12, 1996         By: /s/DONALD G. JUMPER
                                  ------------------------
                                  Donald G. Jumper
                                  Chief Executive Officer, President,
                                  Chief Financial and Accounting Officer
                                  and Director