Form 10KSB
period 1996-12-31
GREAT EASTERN ENERGY & DEVELOPMENT CORP
filed 1997-03-31
CIK 352871

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                          FORM 10-KSB
(Mark
 One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

                  Common Stock, $.10 par value

      Check  whether the issuer (1) filed all reports required to be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     Issuer's revenues for its most recent fiscal year:  $2,562,000

      The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $837,000 as of March 1, 1997.

     The registrant had 18,844,245 shares outstanding at March 1, 1997.

              DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the Company's definitive proxy statement which will be filed with the Commission within 120 days of December 31, 1996, pursuant to Regulation 14A.

Transitional Small Business Disclosure Format (check one):

Yes       No  X

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION

                      INDEX TO FORM 10-KSB

PART I:                                                       Page

               Item 1.   Description of Business. . . . . . . . . . . .   4

               Item 2.   Description of Properties. . . . . . . . . . .   7

               Item 3.   Legal Proceedings. . . . . . . . . . . . . . .   9

               Item 4.   Submission  of  Matters  to  a  Vote  of Security
                         Holders. . . . . . . . . . . . . . . . . . . .   9
PART II:

               Item 5.   Market for Common Equity and Related Stock-
                         holder Matters . . . . . . . . . . . . . . . .  10

               Item 6.   Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations . . . . . . . . . . . . . . . . . .  11

               Item 7.   Financial Statements . . . . . . . . . . . . .  15

               Item 8.   Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure . . . .  30

PART III:

               Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                         of the Exchange Act. . . . . . . . . . . . . .  30

               Item 10.  Executive Compensation . . . . . . . . . . . .  30

               Item 11.  Security Ownership of Certain Beneficial
                         Owners and Management. . . . . . . . . . . . .  30

               Item 12.  Certain Relationships and Related
                         Transactions . . . . . . . . . . . . . . . . .  30

               Item 13.  Exhibits, List and Reports on Form 8-K . . . .  31

          SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . .  32

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

      On September 26, 1994, the Company retained the services of Kirkpatrick Energy Associates, Inc. ("Kirkpatrick"), an investment banking firm, to evaluate options available to the Company to maximize shareholder value, including a possible sale of the Company. Except as to certain companies identified by Kirkpatrick and considered to be active and viable candidates for the purchase of, or merger with, Great Eastern, Kirkpatrick's services were terminated October 30, 1995. Except as noted above, management has assumed sole responsibility for such efforts heretofore. No acceptable offers have been received. There is no assurance that any action, including a possible sale, will occur.

      During each of the three years in the period ended December 31, 1992, the Company developed methane gas reserves from coalbeds in southeastern Kansas. Associated with the sale of methane gas from coalbeds is a tax credit under
Section 29 of the Internal Revenue Code, which mandated that companies drill qualifying wells by December 31, 1992. Because taxable income, if any, generated by the Company would either be sheltered entirely by existing net operating losses or be sheltered partially, resulting in alternative minimum tax which may not be offset by the tax credit, the Company could not utilize the benefits of the tax credit.

     Given the Company's tax position, the benefit of the tax credit could only be monetized by sale of the related properties to an entity which could utilize the tax credit. On September 3, 1993, Great Eastern sold its entire working interest in certain coalbed methane properties. By the terms of an Asset Purchase Agreement, the Company will receive monthly payments, which are secured by a mortgage, through December 31, 2002. A portion of the monthly payments are attributable to the monetization of the tax credit and will result in net cash flows to the Company in excess of that which would have been received had the Company retained and produced the properties. Great Eastern operates the properties for a fee.

      Great Eastern's primary exploratory efforts are in northwestern Colorado. The Company believes the area has good potential for hydrocarbons and seeks to have the potential tested through farm outs or similar arrangements with other parties. Past instability in the price of oil and natural gas has resulted in reduced expenditures for exploration activities throughout the industry which in turn has hampered the Company's efforts to have its Colorado acreage explored and developed. No assurance can be made that the Company's acreage will be developed. The Company plans to maintain its acreage as long as economically feasible and to continue its efforts to develop this acreage.

      Also, Great Eastern owns and operates a gas pipeline in southeastern Kansas, including an affiliated gathering system, Sycamore Valley Gathering Ltd. ("Sycamore"). Natural gas is purchased from Sycamore and sold in the interstate market under a gas sales contract with Westar Gas Marketing, Inc., and in the intrastate market under a gas sales contract with Bonanza Energy Corporation.

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

           In addition, the Company transports and sells natural gas to Bonanza
Energy  Corporation  and  Westar Gas Marketing, Inc.   A  portion  of  the  gas
purchased for resale is produced by Great Eastern and Zoandra.

Major Customers and Suppliers

     During 1996, four customers individually accounted for ten percent or more of the Company's revenue from oil and gas sales;

the customers were Texaco (26%), Bonanza Energy Corporation (25%), National Cooperative Refinery Association (NCRA) (24%) and Iberia Operating Corp./Memorial Exploration (19%). Effective September 1, 1996, Iberia
Operating Corp. succeeded to the interests and operations of Memorial Exploration. In view of the demand for domestic oil at market prices, the Company does not believe that the loss of any of these customers could adversely affect its operations.

      In addition, the Company's revenue from 1996 gas transmission sales was primarily from two customers, Bonanza Energy Corporation (56%) and Westar Gas Marketing, Inc. (42%). Loss of the gas sales contracts with either of these customers could adversely affect gas transmission operations.

      Commencing on September 3, 1993, virtually all of the gas acquired by the Company's gas gathering facility was from one seller under a long-term contract. The underlying gas is collateral for monthly payments to the Company under an Asset Purchase Agreement secured by a mortgage.

Seasonality

      A portion of the Company's activity may occur in the Rocky Mountain area, where the weather is often a significant factor in exploration and production. The exploration areas may be subject to heavy snows, extremely low temperatures and spring thaws, making drilling, if conducted during such periods, difficult and expensive. The Company's principal oil production operations in western Kansas are not seriously affected by the weather. The Company's principal gas operations in southeastern Kansas may be subject to periodic freezing during the winter.

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

Environmental Regulation

      The Company is subject to a variety of federal, state and local environmental laws and regulations relating to site rehabilitation, spillages, noise, air quality and waste disposal arising from its operations. To date, the cost of complying with these environmental laws and regulations and carrying insurance has not been material. Whether such compliance in the future will necessitate material capital expenditures is not known.

Government Regulation

      The Company is subject to extensive federal and state regulations governing its oil and gas activities. The Company owns leasehold interests in federal acreage that entail numerous reporting requirements. Federal and state regulations affect well spacing and drilling permits.

Employees

      At December 31, 1996, the Company had six employees, including Donald G. Jumper, President. Five employees are oil-field workers involved with operating certain Kansas oil and gas wells and a gas gathering system. The Company has outsourced its land, accounting and clerical functions.

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

      A portion of the oil and gas properties owned by the Company are leases requiring annual payment of a delay rental to retain the Company's interest in the lease. The current annual delay rental on most of the Company's leases is $1.50 per acre.

      Great Eastern and Zoandra collectively own and operate a gas gathering system along with gas treatment, dehydration and compression facilities.

Current Drilling Operations

     The Company has drilled two developmental dry holes since
January 1, 1997.

Oil and Gas Interests in Leasehold Acreage

     The areas in which the Company held oil and gas interests in acreage as of December 31, 1996 were as follows:


                    Undeveloped Acreage         Developed Acreage
                    -------------------        ------------------
Location             Gross        Net           Gross        Net
-----------         -------      ------         ------      ------
Colorado              3,643       3,595          2,087         567
Kansas                                           5,040       4,183
Louisiana                                        1,658          40
New Mexico                                         320          20
Oklahoma                                           320         120
                     ------       -----         ------      ------
                      3,643       3,595          9,425       4,930
                     ======       =====         ======      ======

Oil and Gas Wells

      The following table summarizes the Company's gross and net interests in oil and gas wells as of December 31, 1996. All net well amounts are based on the working interests currently in effect and include the Company's net interest in its wells and partnership wells.

                         Oil                           Gas
                    --------------                --------------
                    Gross     Net                 Gross     Net
                    -----   ------                -----   ------
Colorado                                              4    1.80
Kansas                 29   24.96                    22   20.92
Louisiana              24    1.25
New Mexico                                            2     .13
Oklahoma                                              2     .82
                    -----   ------                -----   ------
                       53   26.21                    30   23.67
                    =====   ======                =====   ======

      There was no drilling activity for the year ended December 31, 1996 and one (1) salt water disposal well was drilled in 1995.

Selected Production, Price and Cost Data

      The following table sets forth annual net production, and the average sales price and average production (lifting) costs per unit of oil and gas produced by the Company for the years ended December 31, 1996 and 1995. Average production costs are converted to equivalent units of oil due to the dominance of oil sales during the periods.

             Oil (Bbls)            Gas (Mcf)
           --------------------  -------------------      Average
                     Average               Average  Production Cost
Year     Production    Price   Production   Price  (Equivalent Bbl)
----     ----------  --------  ----------  -------  ---------------
1996        42,278   $20.11      49,148     $1.57       $4.48
1995        34,741    16.36      55,028      1.40        5.54

      See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a comparison of 1996 and 1995 operating results. Additional information concerning the Company's reserves and production appears in Note 7 of Notes to the Consolidated Financial Statements.

Pipeline Activity

      Great Eastern and Zoandra collectively own a gas gathering system, along with gas treatment, dehydration and compression facilities, which connects to gas transmission lines owned by two unaffiliated companies. Great Eastern purchases gas from Sycamore and, after treatment, dehydration and compression, sells the gas primarily to Bonanza Energy Corporation and Westar Gas Marketing, Inc.

Exploration and Development Activity

      During 1994, the Company completed a waterflood feasibility study of the Lansing/Kansas City formation in the SW Wil Field in Edwards County, Kansas and commenced a waterflood of certain properties in the field in an effort to increase oil production.

      Because of the promising results of the initial waterflood, management implemented a waterflood of additional properties in the field during 1995. However, the results of the second waterflood were not as successful as the initial waterflood. At the recommendation of an independent petroleum engineer, two additional development wells were drilled during January 1997; both wells were unsuccessful. Additional analysis is required to augment the second waterflood.

      Some selected developmental drilling for oil and gas may be conducted in Kansas. No exploratory wells are scheduled to be drilled in 1997.

Other

      Although most of the efforts of Great Eastern are expected to be directed to the above areas and projects, it also owns interests in other properties located in Colorado, Kansas, Louisiana, New Mexico and Oklahoma.

Item 3. Legal Proceedings

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      During May 1994, the common stock of Great Eastern (symbol GREN) was delisted from the National Association of Securities Dealers Automated Quotation (NASDAQ) system, Small-Cap Issues. The common stock of Great Eastern is traded on the NASD Bulletin Board under the symbol GREN.U. The high and low bid prices for 1996 and 1995 were as follows:

           1996                    High              Low
           ----                    ----             ----
       1st quarter                 $.06             $.06
       2nd quarter                  .06              .06
       3rd quarter                  .13              .06
       4th quarter                  .13              .03

          1995
          ----
       1st quarter                  .13              .09
       2nd quarter                  .13              .13
       3rd quarter                  .13              .13
       4th quarter                  .13              .06

      As of December 31, 1996, there were 1,200 holders of record of Great Eastern's common stock.

      Since inception, Great Eastern has not paid any cash dividends on its common stock. Any earnings realized by Great Eastern will be reinvested into the development of its business and, accordingly, no payment of dividends is anticipated in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES

      Given the associated risk, the Company does not anticipate utilizing any material amount of its limited funds to conduct exploratory drilling activities. The Company will continue efforts to farm out high risk prospects to major oil and gas companies thereby avoiding the risk and the potential depletion of cash from exploratory drilling activities. With respect to its development activities, management will fund only those activities that have a high likelihood of giving the Company an above average return on its investment. No assurance can be made that the Company will be successful in its efforts.


LIQUIDITY

      During 1996, the Company's liquidity position improved as a result of retained cash flow provided by operating activities in excess of investing activities. Cash flow of approximately $970,000 was provided by operations. At December 31, 1996, the Company had net working capital of $1,878,000. The Company has no bank debt and, with the exception of one compressor, no oil and gas properties are pledged as collateral. Management believes that the Company's liquidity is adequate to meet the planned operations for fiscal 1997.

RESULTS OF OPERATIONS

1996 compared to 1995

      The Company reported net income of $502,000 for the year ended December 31, 1996 compared to a net loss of $326,000 for the year ended December 31, 1995. Fiscal 1996 oil and gas operations benefitted from an increase in both oil production and prices. Fiscal 1996 gas transmission operations benefitted from an increase to the average price received for gas coupled with a decrease to the average price paid for gas, offset by a decline in volumes. In addition, the Company benefitted from a turnkey contract to relocate a portion of its gathering lines. The improvements to oil and gas and gas transmission operations, along with the profit generated from relocating certain gathering lines, were offset by a reduction in installment sales income (expense); 1995 installment sales income included an $84,000 gain resulting from the proceeds received under the Asset Purchase Agreement for two wells which were sold by the purchaser. Results of operations were also augmented by a reduction in general and administrative expenses.

     The following table presents oil and gas operational and financial data:

                                        1996           1995
                                     ----------     ----------
Oil production (Bbls)                    42,278         34,741
Gas production (Mcf)                     49,148         55,028

Average oil price                    $    20.11     $    16.36
Average gas price                          1.57           1.40

Oil sales                            $  850,000     $  568,000
Gas sales                                77,000         77,000
                                     ----------     ----------
                                        927,000        645,000
                                     ----------     ----------
Production taxes                         46,000         29,000
Lease operating expense                 180,000        214,000
                                     ----------     ----------
                                        226,000        243,000
                                     ----------     ----------
Gross profit                         $  701,000     $  402,000
                                     ==========     ==========

      The Company reported increased profits from oil and gas operations. Oil sales increased 50% as a result of a 22% increase in production volumes and a 23% increase in sales prices. Production volumes increased as a result of successful waterflood activity in the Trousdale unit.

     Natural gas sales were static as a result of an 11% decrease in production volumes and a 12% increase in sales prices.

      Total production costs decreased 7%, and average production costs per equivalent barrel decreased to $4.48 in 1996 from $5.54 in 1995. The decline in production costs was attributed to the Company converting its western Kansas employees to contract pumpers and resulted in a reduction in personnel and vehicle expenses. The decrease in the average production costs per equivalent barrel was also attributed to an increase in production volumes.

     The following table presents gas transmission operational data:
                                        1996           1995
                                     ----------     ----------
Gas volumes (Mcf)                       505,599        563,931

Average sales price                  $     2.14     $     1.51
Average purchase price                     1.26           1.30

Gas transmission sales               $1,084,000     $  852,000
Meter fee income                         58,000         55,000
                                     ----------     ----------
                                      1,142,000        907,000
                                     ----------     ----------
Cost of gas transmission                639,000        734,000
Operating expenses                      225,000        227,000
                                     ----------     ----------
                                        864,000        961,000
                                     ----------     ----------
                                     $  278,000     $  (54,000)
                                     ==========     ==========

      Increased demand from the marketplace coupled with limited inventories resulted in an increase in the average sales price of 42%. Normal production declines resulted in a 10% reduction to gas transmission volumes. The effect of the 42% increase in sales prices exceeded the effect of the 10% decrease to sales volumes, and contributed to a 27% increase in gas sales. The 3% decrease in the average purchase price coupled with the 10% reduction to volumes resulted in a 13% decrease to the cost of gas. Operating expenses were static.

      On September 3, 1993, Great Eastern sold its entire working interest in certain coalbed methane gas properties located in southeastern Kansas. The contingent purchase, non-recourse payment, as defined in the Asset Purchase Agreement, will be paid out over a period through December 31, 2002. During 1996, the Company reflected net installment sales income (expense) of $(46,000) as compared to $115,000 during 1995. Included in 1995 installment sales income was an $84,000 gain resulting from the proceeds received under the Asset Purchase Agreement for two wells sold by the purchaser. Installment sales income (expense) was net of $249,000 and $277,000 for the years ended December 31, 1996 and 1995, respectively, representing a pro-rata portion of the cost of the properties sold.

      During 1996, the Company completed the relocation of certain gathering lines at the mandate of the Kansas Department of Transportation (KDOT). The $498,000 that KDOT compensated the Company is reflected as income from pipeline relocation in the statement of operations. The associated cost of $260,00 is reflected as cost of pipeline relocation in the statement of operations.

      Depreciation, depletion and amortization decreased to $209,000 in 1996 from $215,000 in 1995 primarily due to certain wells becoming fully amortized in 1995.

      General and administrative expenses decreased $56,000 to $477,000 during 1996 compared to $533,000 during 1995, and resulted primarily from a reduction in payroll and related costs.

Effect of changing prices

      During fiscal 1996, the increase in gas prices positively affected the Company as sales and gathering of natural gas comprise a significant portion of the Company's operations. The increase in oil prices added to the positive effects of increasing gas prices. Given the volatile nature of the oil and gas industry, price fluctuations affect both the revenues received and the Company's ability to attract investors to participate in sharing arrangements.

      An improvement to oil and gas prices has contributed to an increase in demand for drilling rigs and other oil-field services. Consequently, the cost for services provided by drilling and oil- field service companies has increased. No assurance can be given that this trend will continue.

Item 7.  Financial Statements

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page

Report of independent accountants...........................  16

Consolidated balance sheet at December 31, 1996.............  17

Consolidated statement of operations for the years ended
December 31, 1996 and 1995..................................  18

Consolidated statement of changes in shareholders' equity
for the years ended December 31, 1996 and 1995..............  19

Consolidated statement of cash flows for the years ended
December 31, 1996 and 1995..................................  20

Notes to consolidated financial statements..................  21

               REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
 Board of Directors of Great Eastern
 Energy and Development Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Great Eastern Energy and Development Corporation and its subsidiaries at December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Denver, Colorado
March 28, 1997


GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET

          (In thousands, except for share information)

                                                   December 31,
                                                       1996
                                                 ------------
                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents.......................    $  1,580
 Receivables, net of allowance for doubtful
  accounts of $247...............................         449
 Prepaid expenses and other current assets.......          23
                                                    ---------
     Total current assets........................       2,052
                                                    ---------
OIL AND GAS PROPERTIES, at cost (accounted
  for using the successful efforts method)
  Proved oil and gas properties..................       9,514
  Undeveloped leaseholds.........................          52
  Pipeline equipment.............................       1,346
  Equipment inventory............................          54
                                                    ---------
                                                       10,966
  Less accumulated depreciation, depletion,
   amortization and impairment...................     ( 9,781)
                                                    ---------
                                                        1,185
  Properties held under installment sales, net of
  accumulated depreciation, depletion and
  amortization of $1,210.........................       1,000
                                                    ---------
                                                        2,185
                                                    ---------
OTHER ASSETS, at cost, net of accumulated
 depreciation and amortization of $423...........          84
                                                     ---------
                                                     $  4,321
                                                     =========
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable...................................    $     18
 Accounts payable and accrued expenses...........         156
                                                    ---------
     Total current liabilities...................         174
                                                    ---------
NOTES PAYABLE....................................          29
                                                    ---------
COMMITMENTS (Note 1)
SHAREHOLDERS' EQUITY
 Preferred stock, $10.00 par value, 4,000,000
  shares authorized, none issued or outstanding
 Common stock, $.10 par value, 40,000,000
  shares authorized, 18,844,245 shares issued
  and outstanding................................       1,884
 Additional paid-in capital......................      29,242
 Accumulated deficit.............................     (26,968)
 Note receivable - officer.......................         (40)
                                                   ----------
     Total shareholders' equity..................       4,118
                                                   ----------
                                                     $  4,321
                                                   ==========

            The accompanying notes are an integral part
             of the consolidated financial statements.

         GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS

                   (In thousands, except for per share amounts)
                                          Year ended December 31,
                                          -----------------------
                                          1996               1995
                                          ----               ----
REVENUES
 Oil and gas sales...................   $  927             $  645
 Gas transmission sales..............    1,142                907
 Income from pipeline relocation.....      498                  -
 Installment sales income (expense)..      (46)               115
 Interest and other income...........       41                110
                                        ------             ------
                                         2,562              1,777
                                        ------             ------
EXPENSES
 Production taxes....................       46                 29
 Lease operating expense.............      180                214
 Cost of gas transmission............      864                961
 Cost of pipeline relocation.........      260                  -
 Depletion, depreciation and
  amortization.......................      209                215
 Impairment of oil and gas properties       12                 71
 General and administrative..........      477                533
 Loss on sale of real estate.........        -                 66
 Exploration expense.................        5                  7
 Interest expense....................        7                  7
                                        ------             ------
                                         2,060              2,103
                                        ------             ------
NET INCOME (LOSS)....................   $  502             $ (326)
                                        ======             ======
NET INCOME (LOSS) PER SHARE..........   $  .03             $ (.02)
                                        ======             ======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING.........................   18,844             18,844
                                        ======             ======

             The accompanying notes are an integral part
              of the consolidated financial statements.

       GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in thousands)
                                          Common stock         Additional                      Notes          Total
                                       -------------------       paid-in     Accumulated    receivable-   shareholders'
                                       Shares       Amount       capital       deficit        officers       equity
                                       ------       ------     ----------    -----------    -----------   -------------
BALANCE AT DECEMBER 31, 1994......  18,844,245      $1,884       $29,242      $(27,144)            $(45)      $3,937

Net loss..........................                                                (326)                         (326)
                                    ----------      ------       -------      ---------            -----      -------
BALANCE AT DECEMBER 31, 1995......  18,844,245       1,884        29,242       (27,470)             (45)       3,611

Net income........................                                                 502                           502

Reduction to notes receivable -
officers..........................                                                                    5            5
                                    ----------      ------       -------      ---------            -----      -------
BALANCE AT DECEMBER 31, 1996......  18,844,245      $1,884       $29,242      $(26,968)            $(40)      $4,118
                                    ==========      ======       =======      =========            =====      =======

The accompanying notes are an integral part of the consolidated financial statements.

     GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                              (In thousands)
                                         Year ended December 31,
                                         -----------------------
                                         1996               1995
                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)...................... $  502           $ (326)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Changes in accounts receivable........   (188)              (6)
  Changes in provision for bad debts....     13
  Changes in prepaid expenses and other
   current assets.......................    123             (121)
  (Gain) loss from conveyances of real
   estate and property and equipment....      4              (25)
  Depletion, depreciation, amortization     209              215
  Depletion, depreciation and
   amortization charged against
   installment sales income.............    249              277
  Impairment of oil and gas properties..     12               71
  Changes in accounts payable and
   accrued expenses.....................     41               13
  Other.................................      5                -
                                         ------           ------
   Net cash provided by operating
    activities..........................    970               98
                                         ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES
 Changes in certificates of deposit.....    311               (5)
 Additions to oil and gas properties....    (85)            (163)
 Proceeds from conveyances of
  properties............................      -              254
 Increase in other assets...............    (45)             (10)
                                         ------           ------
  Net cash provided by investing
   activities...........................    181               76
                                         ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt.....................    (10)              (7)
                                         ------           ------
INCREASE IN CASH AND CASH EQUIVALENTS...  1,141              167
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR................................    439              272
                                         ------           ------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR................................... $1,580           $  439
                                         ======           ======
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the year for interest  $    7           $    7
                                         ======           ======

                The accompanying notes are an integral part
                  of the consolidated financial statements.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Great Eastern Energy and Development Corporation and subsidiaries ("Great Eastern" or the "Company") acquires, explores, develops and operates oil and gas properties. All operations are located in the United States and are conducted primarily through joint operations with other oil and gas companies. The Company also operates a gas transmission facility.

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

     Concentrations of Credit Risk

      The Company maintains demand deposit and money market accounts with one bank in Lexington, Kentucky.

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

     Fair Value of Financial Instruments

      The Company's financial instruments consist of cash and cash equivalents, receivables and payables. The carrying amounts of such financial instruments approximate fair value because of the short maturity of these instruments.

     Oil and gas properties

      The Company follows the successful efforts method of accounting for oil and gas operations whereby all exploration costs, including geological and geophysical costs, annual delay rentals on undeveloped leases and exploratory dry hole costs are charged to expense as incurred. Intangible drilling and development costs are capitalized on successful wells and development dry holes. Undeveloped leasehold costs are capitalized and charged to expense if abandoned or impaired, based on a prospect-by-prospect evaluation.

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

     Investment in managed partnerships

      The Company accounts for its investment in managed partnerships on the proportionate share method.

     Properties held under installment sales

     Income from the sale of producing oil and gas properties under installment sales is reflected in operations as earned. Income from the sale is reduced by a pro-rata portion of the cost of the properties sold.

     Natural gas hedging

      The Company periodically hedges a portion of its natural gas production. When direct investments are made in futures contracts, gains or losses on the hedges are deferred and recognized in income as the natural gas is produced and delivered. As of December 31, 1996, the Company had outstanding contracts to sell 30 thousand cubic feet (Mcf) of natural gas at $1.87 per Mcf in the first quarter of 1997.

     Net income (loss) per share

      Net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year.

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

NOTE 2 - RECEIVABLES
                                             December 31,
                                                1996
                                             ------------
                                            (In thousands)

Joint interest billings..................       $309
Accrued oil and gas sales................        384
Note receivable..........................          3
                                                ----
                                                 696
Allowance for doubtful accounts..........       (247)
                                                ----
                                                $449
                                                ====

      On December 30, 1991, the Company purchased certain loans and accrued interest in the aggregate amount of $45,280 which certain officers of the Company owed to a bank. The loans were obtained by the officers to acquire stock of the Company. During 1996, one loan in the aggregate amount of $4,953 was forgiven, and is reflected as general and administrative expense in the statement of operations. The remaining $40,327 is reflected as a reduction of shareholders' equity in the consolidated balance sheet.

NOTE 3 - OIL AND GAS PROPERTIES

      On September 3, 1993, Great Eastern sold its entire working interest in certain coalbed methane gas properties (the Properties) located in southeastern Kansas. The contingent purchase, non-recourse payment, as defined in the Asset Purchase Agreement (the Agreement), will be paid out over a period through December 31, 2002, and is secured by a mortgage.

      Great Eastern operates the Properties for a fee. Great Eastern and a wholly-owned subsidiary own and operate a natural gas gathering system and, after dehydration and compression, market the gas through existing interstate and intrastate markets.

       Commensurate with the execution of the Agreement, a wholly-owned subsidiary of Great Eastern entered into a contract to purchase all of the natural gas for $1.25 per Mcf, the price to be redetermined annually. During 1995, this price was reduced to $1.10 per Mcf, based on terms of the Agreement. There was no change in the price during 1996.

     The Company entered into a fixed-price contract with the Kansas Department of Transportation to relocate certain gas gathering lines. The income from the pipeline relocation of $498,000 and the cost of the pipeline relocation of $260,000 are reflected in the statement of operations for the year ended December 31, 1996.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                            December 31,
                                                1996
                                             ------------
                                            (In thousands)

Trade accounts payable...................       $ 69
Revenue distribution payable.............         61
Advances under drilling arrangements.....         26
                                                ----
                                                $156
                                                ====

NOTE 5 - INCOME TAXES

      The differences between the amounts which would have been reported by applying the statutory federal income tax rate to pretax income or loss and the provision for income taxes were as follows:

                                            Year ended December 31,
                                                 1996      1995
                                                 ----      ----
                                                 (In thousands)
Tax expense (benefit) by applying the
 statutory federal income tax rate to
 pretax income or loss                          $ 176     $(111)
Change in previous estimate                       (14)      (33)
                                                -----     -----
                                                  162      (144)
Utilization of net operating loss
 carryforwards                                   (162)
Net operating loss for which no benefit
 was realized                                               144
                                                -----     -----
   Provision for income taxes                   $   -     $   -
                                                =====     =====

      Long-term deferred tax assets and liabilities were comprised of the following:
                                                     December 31,
                                                     December 31,
                                                         1996
                                                    ------------
                                                   (In thousands)
Deferred tax assets:
     Net operating loss carryforwards                  $6,669
Deferred tax liabilities:
     Depreciation, depletion and amortization            (226)
                                                       ------
          Net deferred tax asset                        6,443
          Valuation allowance                          (6,443)
                                                       ------
                                                       $    -
                                                       ======

      A valuation allowance of $6,443,000 was provided at December 31, 1996 for net operating loss carryforwards which more likely than not will not be utilized prior to their expiration. During 1996, the valuation allowance was reduced by $1,707,000 for expiration of net operating loss carryforwards and by $162,000 for utilization of net operating loss carryforwards.

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

      At December 31, 1996, the Company has federal income tax net operating loss carryforwards of $24,523,000 which expire from 1997 through 2011.

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

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS

      During 1996 and 1995, the following customers individually accounted for in excess of ten percent of the Company's revenue from oil and gas sales:

                                                 1996      1995
                                                 ----      ----
Texaco                                            26%       31%
Bonanza Energy Corporation                        25%       42%
National Cooperative Refinery Association         24%         -
Iberia Operating Corp./Memorial Exploration       19%       16%

      Effective September 1, 1996, Iberia Operating Corp. succeeded to the interests and operations of Memorial Exploration. In view of the demand for domestic oil at market prices, the Company does not believe that the loss of any customer would adversely affect its operations.

      During 1996 and 1995, the following customers individually accounted for in excess of ten percent of the Company's revenue from gas transmission sales:

                                           1996             1995
                                           ----             ----
        Bonanza Energy Corporation          56%              53%
        Westar Gas Marketing, Inc.          42%              46%

      Loss of either of these customers could adversely affect gas transmission operations.

      Virtually all of the gas acquired by the Company's gas gathering facility was from one seller under a long-term contract. The underlying gas is collater al for monthly payments to the Company under an Asset Purchase Agreement secured by a mortgage. (See Note 3.)

NOTE 7 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

      The Company's oil and gas operations are conducted in the United States. Information relating to these operations is summarized as follows:

Costs incurred in oil and gas activities

                                        Year ended December 31,
                                        -----------------------
                                        1996               1995
                                        ----               ----
                                            (In thousands)
Acquisition of undeveloped
  leaseholds......................      $  -               $  1
Exploration costs.................         5                  7
Development costs.................        85                163

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

Estimated quantities of proved oil and gas reserves

      Following is a reconciliation of the Company's interest in net quantities of proved oil and gas reserves. Proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimated reserves of oil (barrels) and natural gas (thousands of cubic feet) as of December 31, 1996 and 1995, and the changes thereto for the years then ended were as follows:

                                        Oil (Bbls)     Gas (Mcf)
                                        ----------     ---------
Total Proved Reserves:                       (In thousands)

Estimated quantity, December 31, 1994        553          1,485

Revisions in previous estimates......         51           (624)
Production...........................        (35)           (55)
                                            ----           ----
Estimated quantity, December 31, 1995        569            806

Revisions in previous estimates......         (6)          (130)
Production...........................        (42)           (49)
                                            ----           ----
Estimated quantity, December 31, 1996        521            627
                                            ====           ====
Proved developed reserves:

     December 31, 1995                       495            806
                                            ====           ====
     December 31, 1996                       446            627
                                            ====           ====

Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves

      Estimated discounted future net cash flows and changes therein were determined in accordance with Statement of Financial Accounting Standards No.
69.   Certain  information concerning the assumptions  used  in  computing  the valuation  of  proved  reserves and their inherent  limitations  are  discussed below. Great Eastern believes such information is essential for a proper understanding and assessment of the data presented.

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

      A discount rate of 10 percent per year was used to reflect the timing of the future net cash flows.

                                           December 31,
                                        ------------------
                                        1996          1995
                                        ----          ----
                                          (In thousands)

Future cash inflows.......           $12,908       $11,031
Future production costs...            (5,982)       (4,767)
Future development costs..               (40)          (60)
                                     -------       -------
Future net cash flows.....             6,886         6,204
10% annual discount for
 estimated timing of
 cash flows...............            (3,062)       (2,692)
                                    --------       -------
Standardized measure of
 discounted future net
 cash flows...............           $ 3,824       $ 3,512
                                     =======       =======

     The following are principal sources of changes in the standardized measure of discounted future net cash flows:

                                      Year ended December 31,
                                      -----------------------
                                        1996          1995
                                        ----          ----
                                          (In thousands)


Beginning balance.............        $3,512        $3,440
Sales of oil and gas produced,
 net of production costs......          (734)         (402)
Net increase (decrease) in
 prices and production costs..           978           848
Changes in estimated future
 development costs............            20           (20)
Development costs incurred
 during the year..............                          23
Revisions in previous
 quantity estimates...........          (172)         (283)
Accretion of discount.........           351           344
Changes in rates of
 production and other.........          (131)         (438)
                                      ------        ------
Ending balance................        $3,824        $3,512
                                      ======        ======

      Oil and gas prices at December 31, 1996 of $22.72 per barrel of oil and $1.68 per thousand cubic feet of gas were used in the estimation of the Company's reserves and future net cash flows.

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

Item 9.   Directors,   Executive  Officers,  Promoters  and  Control   Persons;
          Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

      Items 9, 10, 11 and 12 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 28, 1997 and is hereby incorporated by reference.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a)            Exhibits.

Exhibit
Number   Description of Document
------   ------------------------------------------------------------
3.1  Restated Articles of Incorporation of Great Eastern. (1)
3.2  Bylaws of Great Eastern. (1)
10.1 Stock Option plan of Great Eastern. (1)
10.2 Stock Options held by officers and directors of Great Eastern. (1)
10.3 Incentive Stock Option Plan of Great Eastern. (1)
10.4 Incentive Stock Options held by officers of Great Eastern. (1)
10.5 1984 Employee's Incentive Stock Option Plan of Great Eastern. (1)
10.6 1984 Incentive Stock Options held by officers and employees of Great Eastern. (1)
11.1 Statement re: computation of per share earnings. (2)
22.1 List of subsidiaries. (3)
---------------------------------------------------------------------
(1) Incorporated by reference to the Company's registration statement #2-72232 on Form S-14 filed February 1, 1985.

(2) Included by reference to Item 7, Financial Statements, Note 1 of Notes to Consolidated Financial Statements, Net income (loss) per share, of this Form 10-KSB.

(3)  Included by reference to Item 1, Description of Business, of this Form 10-
     KSB.

---------------------------------------------------------------------
(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT EASTERN ENERGY AND
 DEVELOPMENT CORPORATION

Signature                Title                      Date


/s/DONALD G. JUMPER      Chief Executive Officer,   March 28, 1997
Donald G. Jumper         President, Chief Financial
                   and Accounting Officer and
                   Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                Title                      Date


/s/DONALD  G. JUMPER       Chief Executive Officer,  March 28, 1997   Donald  G.
Jumper         President, Chief Financial
                         and Accounting Officer and
                         Director

/s/ALEX  G.  CAMPBELL, JR. Chairman and Director      March  28,  1997  Alex  G.
Campbell, Jr.


/s/WILLIAM T. YOUNG, JR. Director                   March 28, 1997
William T. Young, Jr.


/s/JOHN I. CREWS, JR.    Director                   March 28, 1997
John I. Crews, Jr.


/s/S. BUFORD SCOTT       Director                   March 28, 1997
S. Buford Scott


/s/EDWARD S. BARR        Director                   March 28, 1997
Edward S. Barr