Form 10QSB
period 1997-03-31
GREAT EASTERN ENERGY & DEVELOPMENT CORP
filed 1997-05-15
CIK 352871

U. S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                          FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                               OR

[  ]   TRANSITION  REPORT  UNDER  SECTION 13 OR  15  (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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

                            NONE
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Check whether the issuer (1) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.10 par value                18,844,245
----------------------------      -----------------------------
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

Signatures............................................ 10

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                                               March 31,
                                                  1997     December 31,
                                               (Unaudited)    1996
                                               -----------  ----------
                    ASSETS                         (In thousands)
CURRENT ASSETS
 Cash and cash equivalents....................  $ 1,751      $ 1,580
 Receivables, net of allowance for doubtful
  accounts of $247 in 1997 and 1996...........      404          449
 Prepaid expenses and other current assets....       15           23
                                                -------      -------
     Total current assets.....................    2,170        2,052
                                                -------      -------

OIL AND GAS PROPERTIES, at cost (accounted
 for using the successful efforts method)
  Proved oil and gas properties...............    9,642        9,514
  Undeveloped leaseholds......................       53           52
  Pipeline equipment..........................    1,348        1,346
  Equipment inventory.........................       50           54
                                                -------      -------
                                                 11,093       10,966
  Less accumulated depreciation, depletion,
   amortization and impairment................  ( 9,828)     ( 9,781)
                                                -------      -------
                                                  1,265        1,185
  Properties held under installment sales, net
   of accumulated depreciation, depletion and
   amortization of $1,278 and $1,210,
   respectively                                     932        1,000
                                                -------      -------
                                                  2,197        2,185
                                                -------      -------
OTHER ASSETS, at cost, net of accumulated
depreciation and amortization of $418 and $423       81           84
                                                -------      -------
                                                  4,448       $4,321
                                                =======      =======
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable................................   $   18       $   18
 Accounts payable and accrued expenses........      175          156
                                                -------      -------
     Total current liabilities................      193          174
                                                -------      -------
NOTES PAYABLE.................................       26           29
                                                -------      -------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
 Preferred stock, $10.00 par value, 4,000,000
  shares authorized, none issued or outstanding
 Common stock, $.10 par value, 40,000,000
  shares authorized, 18,844,245 shares issued
  and outstanding.............................    1,884        1,884
 Additional paid-in capital...................   29,242       29,242
 Accumulated deficit..........................  (26,897)     (26,968)
 Notes receivable - officers..................        -          (40)
                                                -------      -------
                                                  4,229        4,118
                                                -------      -------
                                                 $4,448       $4,321
                                                =======      =======

               The accompanying notes are an integral part
                of the consolidated financial statements.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)
                                                 Three Months
                                                Ended March 31,
                                                ---------------
                                              1997          1996
                                              ----          ----
                                            (In thousands, except
                                              per share amounts)
REVENUES
 Oil and gas sales........................  $  249        $  210
 Gas transmission sales...................     354           213
 Income from pipeline relocation..........       -           498
 Installment sales income (loss), net.....      (4)           (2)
 Interest and other income................      20             5
                                            ------        ------
                                               619           924
                                            ------        ------
EXPENSES
 Production costs.........................      58            52
 Cost of gas transmission.................     219           191
 Cost of pipeline relocation..............       -           258
 Depletion, depreciation and amortization.      54            47
 General and administrative...............     217           125
                                            ------        ------
                                               548           673
                                            ------        ------
NET INCOME................................  $   71        $  251
                                            ======        ======
NET INCOME PER SHARE......................  $  .00        $  .01
                                            ======        ======

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................  18,844        18,844
                                            ======        ======


















               The accompanying notes are an integral part
                of the consolidated financial statements.


    GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                                                   Three Months
                                                  Ended March 31,
                                                  ---------------
                                                1997          1996
                                                ----          ----
                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.................................. $   71        $  251
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   (Increase) decrease in accounts receivable     45          (379)
   Decrease in other current assets..........      8           130
   Depletion, depreciation and amortization..     54            47
   Depletion, depreciation and amortization
    charged against installment sales income
    (loss), net..............................     68            58
   Increase in accounts payable and accrued
    expenses.................................     19            51
   Decrease in notes receivable - officers...     40             -
                                              ------        ------
     Net cash provided by operating
      activities.............................    305           158
                                              ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in certificates of deposit.........      -            (3)
 Additions to oil and gas properties.........   (127)          (42)
 Increase in other assets....................     (4)          (10)
                                              ------        ------
     Net cash used for investing activities..   (131)          (55)
                                              ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt..........................     (3)           (2)
                                              ------        ------
INCREASE IN CASH.............................    171           101

CASH AT BEGINNING OF PERIOD..................  1,580           439
                                              ------        ------

CASH AT END OF PERIOD........................ $1,751        $  540
                                              ======        ======










               The accompanying notes are an integral part
                of the consolidated financial statements.

    GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The interim financial data are unaudited; however, in the opinion of Great Eastern Energy and Development Corporation and Subsidiaries ("Great Eastern" or the "Company"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These financial statements should be read in conjunction with Great Eastern's December 31, 1996 audited consolidated financial statements and notes thereto included in Form 10-KSB.

      The consolidated financial statements include the accounts of Great Eastern and its wholly-owned subsidiaries, Patton Oil Co., Zoandra Petroleum, Inc. and Sycamore Valley Gathering, Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - RELATED PARTY TRANSACTIONS

      During the first quarter of fiscal 1997, the Company forgave a loan receivable from an officer in the amount of $40,000. The forgiveness and associated payroll taxes in the aggregate gross amount of $77,000 is reflected as compensation under general and administrative expenses in the statement of operations for the three months ended March 31, 1997.

GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations

      First Quarter 1997 Compared to First Quarter 1996. The Company's first quarter of fiscal 1997 operations reflected net income of $71,000 as compared to net income of $251,000 for the corresponding quarter of fiscal 1996. Increased sales volumes from oil properties under waterflood and increased sales prices have resulted in increased profits from oil and gas operations of $191,000 in the first quarter of fiscal 1997 as compared to $158,000 for the corresponding quarter of fiscal 1996.

      An increase in production volumes from coalbed methane gas wells, coupled with an increase in product prices, has resulted in an increase in gas transmission sales. The increase in gas transmission sales volumes resulted in a corresponding increase in the cost of gas, and the effect of cost containment policies was a reduction to operating expenses. Natural gas transmission operations reflected a profit of $135,000 for the first quarter of fiscal 1997 as compared to a profit of $22,000 for the corresponding quarter of fiscal 1996.

      Management entered into a fixed-price contract whereby the Kansas Department of Transportation agreed to pay the Company $498,000 to relocate certain portions of its pipeline. Construction was completed during the first quarter of fiscal 1996 at an aggregate cost of $258,000, and resulted in a profit of $240,000 from the arrangement. There were no such transac tions during the corresponding quarter of fiscal 1997.

      A loss from installment sales of $4,000, net of depreciation, depletion and amortization of $68,000, is reflected in the first quarter of fiscal 1997 consolidated statement of operations as compared to a loss from installment sales income of $2,000, net of depreciation, depletion and amortization of $58,000 for the corresponding quarter of fiscal 1996.

      General and administrative costs increased by $92,000 to $217,000 during the first quarter of fiscal 1997 as compared to $125,000 for the corresponding quarter of fiscal 1996. The principal increase related to compensation costs of $77,000 associated with the retirement of a certain officer's obligation; the remaining increase was primarily attributed to expenses associated with the proposed sale of the Company.

      No provision for income taxes was reflected in the first quarter 1997 consolidated statement of operations, as the Company has adequate net operating loss carryforwards available to offset taxable income.

Current Operations

      Since January 1, 1997, the Company has drilled two development dry holes; there has not been any exploratory drilling activities.

Liquidity and Capital Resources

      Working Capital. The Company had working capital of $1,977,000 and $1,878,000 at March 31, 1997 and December 31, 1996, respectively. The Company has no bank debt and, with the exception of one compressor, no oil and gas properties are pledged as collateral. Management believes that the Company's liquidity is adequate to meet operating activities for fiscal 1997. Oil and gas development activities, if any, will be funded solely from excess cash generated from operations and from proceeds generated from the installment sale of certain southeastern Kansas coalbed methane gas properties.

      Future Operations. Some selected developmental drilling for oil and gas may be conducted in Kansas in 1997. No exploratory wells are scheduled to be drilled in 1997.

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


Date:  May 14, 1997            By:
                                   Donald G. Jumper

                                   Chief Executive Officer, President, Chief
                                   Financial  and  Accounting  Officer  and
                                   Director