Form 10QSB
period 1997-06-30
GREAT EASTERN ENERGY & DEVELOPMENT CORP
filed 1997-08-19
CIK 352871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________  to ___________________

     Commission File No. 2-72232

                GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION
                ------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

  COMMONWEALTH  OF  VIRGINIA                                    54-1082057
  ------------  --  --------                                    ----------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


                      5990 Greenwood Plaza Blvd., Suite 127
                     Greenwood Village, Colorado 80111-4708
                    (Address of principal executive offices)

Issuer's telephone number: (303) 773-6016

                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.10 par value                               18,844,245
----------------------------                       ----------------------------
           Class                                   Outstanding at July 31, 1997

Transitional Small Business Disclosure Format:   Yes ___     No   _X_

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                          Page
                                                         Number
                                                         ------
PART I.  Financial Information

  Item 1. - Financial statements

         Consolidated Balance Sheet.......................  3

         Consolidated Statement of Operations.............  4

         Consolidated Statement of Cash Flows.............  6

         Notes to Consolidated Financial Statements.......  7

  Item 2. - Management's Discussion and Analysis of
                    Financial Condition and Result of
                    Operations............................  8

PART II. Other Information................................ 11

Signatures................................................ 12

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                               June 30,  December 31,
                                                1997        1996
                    ASSETS                   (Unaudited)
                                              ---------   --------
                                                  (In thousands)

CURRENT ASSETS
 Cash and cash equivalents....................  $ 1,832    $ 1,580
 Receivables, net of allowance for doubtful
  accounts of $247 in 1997 and 1996...........      323        449
 Prepaid expenses and other current assets....       34         23
                                                 ------     ------
     Total current assets.....................    2,189      2,052
                                                 ------     ------

OIL AND GAS PROPERTIES, at cost (accounted
 for using the successful efforts method)
  Proved oil and gas properties...............    9,645      9,514
  Undeveloped leaseholds......................       53         52
  Pipeline equipment..........................    1,348      1,346
  Equipment inventory.........................       55         54
                                                 ------     ------
                                                 11,101     10,966
  Less accumulated depreciation, depletion,
   amortization and impairment................  ( 9,875)   ( 9,781)
                                                 ------     ------
                                                  1,226      1,185
  Properties held under installment sales, net
   of accumulated depreciation, depletion and
   amortization of $1,349 and $1,210,
   respectively                                     861      1,000
                                                 ------     ------
                                                  2,087      2,185
OTHER ASSETS, at cost, net of accumulated
depreciation and amortization of $428 and $423      105         84
                                                 ------     ------
                                                  4,381     $4,321
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable................................   $   18     $   18
 Accounts payable and accrued expenses........      165        156
                                                 ------     ------
     Total current liabilities................      183        174
                                                 ------     ------
NOTES PAYABLE.................................       23         29
                                                 ------     ------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
 Preferred stock, $10.00 par value, 4,000,000
  shares authorized, none issued or outstanding
 Common stock, $.10 par value, 40,000,000
  shares authorized, 18,844,245 shares issued
  and outstanding.............................    1,884      1,884
 Additional paid-in capital...................   29,242     29,242
 Accumulated deficit..........................  (26,951)   (26,968)
 Notes receivable - officers..................        -        (40)
                                                 ------     ------
                                                  4,175      4,118
                                                  -----      -----
                                                 $4,381     $4,321
                                                 ======     ======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 Three Months
                                                Ended June 30,
                                                --------------
                                              1997          1996
                                              ----          ----
                                            (In thousands, except
                                              per share amounts)

REVENUES
 Oil and gas sales........................  $  191        $  234
 Gas transmission sales...................     287           264
 Installment sales income (loss), net.....     (18)          (25)
 Interest and other income................      22            21
                                            ------        ------
                                               482           494
                                            ------        ------
EXPENSES
 Production costs.........................      72            61
 Cost of gas transmission.................     208           222
 Cost of pipeline relocation..............       -             2
 Exploration costs........................      50
 Depletion, depreciation and amortization.      57            49
 General and administrative...............     149            98
                                            ------        ------
                                               536           432
                                            ------        ------
NET INCOME (LOSS).........................  $  (54)       $   62
                                            ======        ======

NET INCOME (LOSS) PER SHARE...............  $ (.00)       $  .00
                                            ======        ======

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................  18,844        18,844
                                            ======        ======




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Six Months
                                                Ended June 30,
                                                --------------
                                              1997          1996
                                              ----          ----
                                            (In thousands, except
                                              per share amounts)


REVENUES
 Oil and gas sales........................  $  440        $  444
 Gas transmission sales...................     641           477
 Income from pipeline relocation..........       -           498
 Installment sales income (loss), net.....     (22)          (27)
 Interest and other income................      42            26
                                            ------        ------
                                             1,101         1,418
EXPENSES
 Production costs.........................     130           113
 Cost of gas transmission.................     427           413
 Cost of pipeline relocation..............       -           260
 Exploration costs........................      50
 Depletion, depreciation and amortization.     111            96
 General and administrative...............     366           223
                                            ------        ------
                                             1,084         1,105
NET INCOME................................  $   17        $  313
                                            ======        ======

NET INCOME PER SHARE......................  $  .00        $  .02
                                            ======        ======

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................  18,844        18,844
                                            ======        ======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months
                                                  Ended March 31,
                                                  ---------------
                                                1997          1996
                                                ----          ----
                                                  (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.................................. $   17        $  313
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   (Increase) decrease in accounts receivable    126          (190)
   (Increase) decrease in other current assets   (11)          111
   Depletion, depreciation and amortization..    111            96
   Depletion, depreciation and amortization
    charged against installment sales income
    (loss), net..............................    139           116
   Increase in accounts payable and accrued
    expenses.................................      9           (19)
   Decrease in notes receivable - officers...     40             -
                                              ------        ------
         Net cash provided by operating
      activities.............................    431           427
                                              ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in certificates of deposit.........      -            (6)
 Additions to oil and gas properties.........   (135)          (40)
 Increase in other assets....................    (38)          (18)
                                              ------        ------
     Net cash used for investing activities..   (173)          (64)
                                              ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of debt..........................     (6)           (5)
                                              ------        ------

INCREASE IN CASH.............................    252           358

CASH AT BEGINNING OF PERIOD..................  1,580           439
                                              ------        ------

CASH AT END OF PERIOD........................ $1,832        $  797
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

NOTE 2 - RELATED PARTY TRANSACTIONS

         During the first quarter of fiscal 1997, the Company forgave a loan receivable from an officer in the amount of $40,000. The forgiveness and associated payroll taxes in the aggregate gross amount of $77,000 is reflected as compensation under general and administrative expenses in the statement of operations for the six months ended June 30, 1997.

NOTE 3 - SALE OF COMPANY

         Caprito Gas Corporation filed a tender offer with the Securities and Exchange Commission on July 11, 1997 for all of the Company's outstanding stock at $0.22 per share. At the close of the tender offer on August 11, 1997, 17,168,833 shares, representing approximately 91 percent of the issued and outstanding shares, had been tendered and accepted for payment by Caprito.

         As stated in the tender offer, Caprito proposes a cash-out merger to acquire the balance of the outstanding stock of Great Eastern in the near future for the same consideration per share as was paid in the tender offer.

        GREAT EASTERN ENERGY AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         Second  Quarter 1997  Compared to Second  Quarter  1996.
         ---------------------------------------------------------
     The Company's second quarter of fiscal 1997 operations reflected a net loss of $54,000 as compared to net income of $62,000 for the corresponding quarter of fiscal 1996. Decreased sales volumes from oil properties under waterflood and decreased sales prices have resulted in decreased profits from oil and gas operations of $119,000 in the second quarter of fiscal 1997 as compared to $173,000 for the corresponding quarter of fiscal 1996.

         An increase in production volumes from coalbed methane gas wells, coupled with an increase in product prices, has resulted in an increase in gas transmission sales. The increase in gas transmission sales volumes resulted in a corresponding increase in the cost of gas, and the effect of cost containment policies was a reduction to operating expenses. Natural gas transmission operations reflected a profit of $79,000 for the second quarter of fiscal 1997 as compared to a profit of $42,000 for the corresponding quarter of fiscal 1996.

         While conducting a mechanical integrity test on its No. 1-3 McIntyre well located in Moffat County, Colorado, the Company was unable to disconnect the tubing from the production packer and as a result had to abandon the Shinarump formation where the well was completed. The well was recompleted as a shut-in gas well in the Niobrara formation at a cost of $50,000.

         A loss from installment sales of $18,000, net of depreciation, depletion and amortization of $71,000, is reflected in the second quarter of fiscal 1997 consolidated statement of operations as compared to a loss from installment sales income of $25,000, net of depreciation, depletion and amortization of $58,000 for the corresponding quarter of fiscal 1996.

         General and administrative costs increased by $51,000 to $149,000 during the second quarter of fiscal 1997 as compared to $98,000 for the corresponding quarter of fiscal 1996. The increase was primarily attributed to expenses associated with the proposed sale of the Company.

         No provision for income taxes was reflected in the second quarter 1997 consolidated statement of operations, as the Company has adequate net operating loss carryforwards available to offset taxable income.

         First Half 1997 Compared to First Half 1996.
         ---------------------------------------------
     The Company's first half of fiscal 1997 operations reflected net income of $17,000 as compared to net income of $313,000 for the corresponding half of fiscal 1996. The $296,000 decline in net income resulted primarily from a nonrecurring gain of $238,000 during fiscal 1996 as discussed below. Moderately higher production costs have resulted in decreased profits from oil and gas operations of $310,000 in the first half of fiscal 1997 as compared to $331,000 for the corresponding half of fiscal 1996.

         An increase in production volumes from coalbed methane gas wells, coupled with an increase in product prices, has resulted in an increase in gas transmission sales. The increase in gas transmission sales volumes resulted in a corresponding increase in the cost of gas, and the effect of cost containment policies was a reduction to operating expenses. Natural gas transmission operations reflected a profit of $214,000 for the first half of fiscal 1997 as compared to a profit of $64,000 for the corresponding half of fiscal 1996.

         Management entered into a fixed-price contract whereby the Kansas Department of Transportation agreed to pay the Company $498,000 to relocate certain portions of its pipeline. Construction was completed during the first half of fiscal 1996 at an aggregate cost of $260,000, and resulted in a profit of $238,000 from the arrangement. There were no such transactions during the corresponding half of fiscal 1997.

         A loss from installment sales of $22,000, net of depreciation, depletion and amortization of $139,000, is reflected in the first half of fiscal 1997 consolidated statement of operations as compared to a loss from installment sales income of $27,000, net of depreciation, depletion and amortization of $96,000 for the corresponding half of fiscal 1996.

         General and administrative costs increased by $143,000 to $366,000 during the first half of fiscal 1997 as compared to $223,000 for the corresponding half of fiscal 1996. The principal increase related to compensation costs of $77,000 associated with the retirement of a certain officer's obligation; the remaining increase was primarily attributed to expenses associated with the proposed sale of the Company.

         No provision for income taxes was reflected in the first half 1997 consolidated statement of operations, as the Company has adequate net operating loss carryforwards available to offset taxable income.

Current Operations
------------------

         Since January 1, 1997, the Company has drilled two development dry holes; there has not been any exploratory drilling activities.

Liquidity and Capital Resources
-------------------------------

         Working  Capital.
         -------------------
     The Company had working capital of $2,006,000 and $1,878,000 at June 30, 1997 and December 31, 1996, respectively. The Company has no bank debt and, with the exception of one compressor, no oil and gas properties are pledged as collateral. Management believes that the Company's liquidity is adequate to meet operating activities for fiscal 1997. Oil and gas development activities, if any, will be funded solely from excess cash generated from operations and from proceeds generated from the installment sale of certain southeastern Kansas coalbed methane gas properties.

     Future Operations.
     -------------------
     Some selected developmental drilling for oil and gas may be conducted in Kansas in 1997. No exploratory wells are scheduled to be drilled in 1997.

         Sale of Company.
         ----------------
         Caprito Gas Corporation filed a tender offer with the Securities and Exchange Commission on July 11, 1997 for all of the Company's outstanding stock at $0.22 per share. At the close of the tender offer on August 11, 1997, 17,168,833 shares, representing approximately 91 percent of the issued and outstanding shares, had been tendered and accepted for payment by Caprito.

         As stated in the tender offer, Caprito proposes a cash-out merger to acquire the balance of the outstanding stock of Great Eastern in the near future for the same consideration per share as was paid in the tender offer.

     On August 15, 1997, Great Eastern's Board of Directors met and appointed Mr. Kevin O. Butler, Caprito's President and sole shareholder, to the Board. Following Mr. Butler's appointment, Great Eastern's former Board resigned enabling Mr. Butler to name a new Board for the Company. Mr. Donald G. Jumper was replaced as President of the Company by Mr. Butler. Great Eastern's operations will be relocated to Midland, Texas.

                           PART II - OTHER INFORMATION


Item 4 - The Annual Meeting of the Stockholders of the Company was held on May 29, 1997 at the offices of the Company in Greenwood Village, Colorado. The following persons were elected to continue as Directors of the Company and did in fact constitute the entire Board of Directors until August 15, 1997, when all members resigned commensurate with the sale of the company.

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

                               GREAT EASTERN ENERGY AND
                               DEVELOPMENT CORPORATION
                               -----------------------
                               (Registrant)


Date:  August 19, 1997         By: /s/ KEVIN O. BUTLER
                               -----------------------
                               Kevin O. Butler
                               Chief Executive Officer, President, Chief
                               Financial and Accounting Officer and
                               Director